Form 10-K
period 2021-12-31
IO Biotech, Inc.
filed 2022-03-31
CIK 1865494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41008

IO BIOTECH, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	84-0909276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Ole Maaløes Vej 3 DK-2200 Copenhagen N Denmark	NA
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +45 7070 2980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	IOBT	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s Common Stock. The registrant’s Common Stock began trading on the Nasdaq Global Market on November 5, 2021. As of February 28, 2022, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $75.9 million, based on the closing price of the registrant’s Common Stock on February 28, 2022.

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2022 was 28,815,267.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to its 2022 Annual Meeting of Stockholders have been incorporated by reference herein in response to Part III, as specifically set forth in Part III.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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
•
our ability to obtain orphan drug designation, Breakthrough Therapy Designation (BTD), accelerated or other approval for any of our product candidates we may identify;

•
our expectations regarding government and third-party payor coverage and reimbursement;
•
our ability to manufacture, including through contract manufacturing organizations (CMOs), IO102-IO103, IO112 or any other product candidate in conformity with the FDA’s requirements and the requirements of other applicable regulatory authorities;
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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part II, Item 1A - “Risk Factors” below and for the reasons described elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates, and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by third parties, industry, medical and general publications, government data, and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

Except where the context otherwise requires, in this Annual Report on Form 10-K, “we,” “us,” “our,” “IO Biotech,” and the “Company” refer to IO Biotech, Inc. and, where appropriate, its consolidated subsidiaries.

Trademarks

We have applied for various trademarks that we use in connection with the operation of our business. This Annual Report on Form 10-K includes trademarks, service marks, and trade names owned by us or other companies. All trademarks, service marks, and trade names included in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company developing novel, immune-modulating cancer therapies based on our T-win technology platform. Our product candidates are designed to induce the immune system to simultaneously target and disrupt multiple pathways that regulate tumor-induced immunosuppression. We believe this represents a paradigm shift in the management of cancer and that our product candidates have the potential to become cornerstones of the treatment regimens of multiple solid tumors. Our lead product candidate, IO102-IO103, is designed to target the immunosuppressive mechanisms mediated by key immunosuppressive proteins such as IDO and PD-L1. In a single-arm Phase 1/2 clinical trial of 30 patients with metastatic melanoma with the primary objective to investigate safety and tolerability, secondary objective to investigate immunogenicity and tertiary objective to investigate clinical efficacy, IO102-IO103, in combination with nivolumab, demonstrated an ability to induce meaningful tumor regression and establish durable antitumor response while achieving a manageable tolerability profile for patients. The clinical efficacy endpoints in this trial include objective response (OR), progression free survival (PFS) and overall survival (OS). In this trial, we have observed a confirmed overall response rate (ORR) of 73% and a complete response rate (CRR) of 47%. Based on the results from this trial, IO102-IO103, in combination with pembrolizumab was granted BTD by the FDA for treatment of unresectable/metastatic melanoma and we are currently recruiting for a potentially registrational Phase 3 trial for IO102-IO103 in combination with pembrolizumab. We are experiencing longer than expected lead times in clinical trial site activation and patient enrollment and anticipate announcing first patient in (FPI) for this Phase 3 trial in the first half of 2022. We will be providing an update during the middle of this year on the anticipated timing of receiving interim data from this trial.

Our T-win platform is a novel approach to cancer immunotherapy designed to activate pre-existing T cells to target immunosuppressive mechanisms. Our T-win product candidates are designed to employ a dual mechanism of action: (1) direct killing of immunosuppressive cells, including both tumor cells and genetically stable cells in the tumor microenvironment (TME), that express Indoleamine 2,3-dehydrogenase (IDO) and programmed death ligand (PD-L1) and (2) modulation of the TME into a more pro-inflammatory, anti-tumor environment. Our T-win technology is built upon our team’s deep understanding of both TME and a tumor’s ability to evade surveillance and destruction by the immune system. Our approach is in contrast to previous methods that have sought to either block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed by tumor cells.

We are developing a pipeline of product candidates that leverage our T-win technology platform to address targets within the TME. In addition to melanoma, we plan to evaluate IO102-IO103 in multiple solid tumor indications to potentially expand the market opportunity for IO102-IO103. We are also focusing on additional targets that play key roles in immunosuppression and that are expressed in a broad range of solid tumors. Our pipeline of product candidates is summarized in the table below.

(1)
In combination with pembrolizumab
(2)
In combination with an anti-PD-1 monoclonal antibody therapy
(3)
Expected to be developed in combination with third party drugs or biologics
(4)
NSCLC = non-small cell lung cancer, UBC = urothelial bladder cancer, SCCHN = squamous cell carcinoma of the head and neck
(5)
FPI = first patient in

Our lead product candidate, IO102-IO103, combines our two fully-owned, novel immunotherapeutics, IO102 and IO103, which are designed to target IDO+ and PD-L1+ target cells, respectively. IDO and PD-L1 are often dysregulated and over-expressed in a wide range of solid tumors, and result in the inhibition of the body’s natural pro-inflammatory anti-tumor response within the TME. IO102-IO103 is designed to employ our novel dual mechanism of action approach. This is in contrast to previous approaches which have sought to block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed by tumor cells. By combining IO102 and IO103 in a single treatment regimen, we also aim to provide a synergistic effect on tumors.

On December 14, 2020, the FDA granted us BTD for IO102-IO103 in combination with pembrolizumab for the treatment of patients with unresectable or metastatic melanoma based on data from the Phase 1/2 clinical trial, MM1636. BTD enables us to solicit more frequent and intensive guidance from the FDA as to how to conduct an efficient development program for IO102-IO103. The MM1636 trial is an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma receiving IO102-IO103 and nivolumab, an anti-PD-1 monoclonal antibody. In this trial, investigators initially observed an ORR of 80% (24 out of 30 patients); however, two of 24 patients in which a response was observed progressed before subsequent radiological confirmation, which resulted in a confirmed ORR of 73%. In addition, 47% of patients achieved a CR, or complete elimination of their tumors based on RECIST 1.1 definitions. While a total of five patients (17%) experienced a high-grade adverse event (grade 3-5) as further discussed in the section titled “—Our Product Candidates—Dual Epitope IO102-IO103—Development of Dual Epitope IO102-IO103 in the First-line Setting—Tolerability,” based on the 17% discontinuation rate of treatment with both nivolumab and IO102-IO103, data from this trial suggests a manageable tolerability profile for patients. In addition, we have observed treatment-induced infiltration of CD3/CD8 T cells into the tumor site in responding patients and detected IO102+IO103-specific T cells in tumors after treatment in correlative biomarker data where this was analyzed. We are currently recruiting for a Phase 3 potentially registrational trial for IO102-IO103, the IOB-013/KN-D18 trial, in combination with pembrolizumab. While the MM1636 trial investigates IO102-IO103 in combination with nivolumab, we have made the commercial decision to investigate IO102-IO103 in combination with pembrolizumab in the Phase 3 trial. Nivolumab and pembrolizumab are both IgG4 subclass antibodies that target the PD-1 receptor. In a comparative data analysis by Moser (Annals of Oncology 2020), researchers found no difference between the effectiveness of frontline pembrolizumab and nivolumab in patients with advanced melanoma. The Phase 3 trial will include a concurrent evaluation of the initial participants to allow for an assessment of safety, or safety run in. The pembrolizumab for this trial is being supplied by Merck pursuant to a Clinical Trial Collaboration and Supply Agreement that we entered into in September 2021.

We plan to broaden the development of IO102-IO103 to several other solid tumor indications. We intend to conduct a Phase 2 basket trial, the IOB-022 trials, which will enable us to investigate multiple first-line solid tumor indications in anti PD-1/PD-L1 treatment naïve patients with metastatic disease. Our planned basket trial will investigate the safety and efficacy of IO102-IO103 in combination with pembrolizumab in NSCLC with PD-L1 ≥50%, SCCHN, and UBC. We plan to initiate at least one indication, the NSCLC arm of this Phase 2 basket trial in solid tumors in the first half of 2022, with initial data for such indication in the second half of 2022, and additional data in 2023. In addition to first-line cancer indications, we also plan to investigate IO102-IO103 when used before or after curatively intended surgery as a neo-adjuvant/adjuvant therapy. As with our targeted first-line cancer indications, we plan to conduct a Phase 2 basket trial, the IOB-032 trial, which will enable us to investigate multiple solid tumor indications in anti PD-1/PD-L1 naïve settings focused initially on melanoma and SCCHN. We expect to initiate at least one indication of this trial in the second half of 2022 and receive data for such arms in 2023.

Our development of IO102-IO103 is based on our prior separate development of IO102 and IO103. IO102 is our fully-owned novel product candidate containing a single IDO-derived peptide sequence designed to engage and activate IDO-specific human T cells. IDO small molecule inhibitors have shown clinical potential in combination with PD-1 antibodies in early clinical trials, but have not been able to demonstrate the same level of efficacy in later-stage clinical trials. Our Phase 1 non-randomized trial of IO101, our first generation IDO therapy, in NSCLC resulted in proof of concept for our approach, with 47% of patients displaying clinical benefit and an OS of 26 months in the treatment arm compared to 8 months in the group receiving standard of care. There were no grade 3 or higher adverse events (AEs). IO102 is currently being tested in a randomized Phase 1/2 trial in combination with pembrolizumab standard-of-care in first-line treatment of patients with metastatic NSCLC. IO103 is our fully-owned, novel product candidate containing a single PD-L1-derived peptide designed to engage and activate PD-L1 specific human T cells. Continued clinical development of IO102 and IO103 will be focused on their use in our dual- and multi-antigen approaches.

IO112 is our fully-owned, novel product candidate containing a single Arginase 1-derived peptide designed to engage and activate Arginase 1-specific human T cells. IO112 is designed to target T cells that recognize epitopes derived from Arginase 1, which is an immunoregulatory enzyme highly expressed in difficult-to-treat tumors associated with high levels of MDSCs including colorectal, breast, prostate and pancreatic and ovarian cancers. Arginase overexpression is a well-documented tumor escape mechanism. We plan to file an IND/CTA for IO112 in the second half of 2022 and, subject to receiving no objections from the FDA, thereafter moving into a clinical trial in combination with IO102 and IO103, with an anticipated data readout in 2023.

In addition to IO102, IO103 and IO112, we are evaluating additional potential product candidates that we believe have potential for use in solid tumors. All our compounds in preclinical development are designed to target well-documented immunosuppressive molecules that are known to be overexpressed in the TME across a wide range of tumors. These targets provide additional opportunities across multiple cancer indications.

We were established in December 2014 as a spin-off of National Center for Cancer Immune Therapy at Herlev University Hospital in Denmark. We have assembled a seasoned management team and board of directors with extensive experience in developing novel oncology therapies, including advancing product candidates from preclinical research through to clinical development and ultimately to regulatory approval. Our team is led by our founder and Chief Executive Officer, Mai-Britt Zocca, Ph.D., who has close to 20 years of experience as a biotech executive. Keith Vendola, M.D., M.B.A., our Chief Financial Officer, has more than 20 years of experience in healthcare corporate finance as an executive, adviser, and investment banker working on over 50 financing and strategic transactions. Eva Ehrnrooth, MD, Ph.D., our Chief Medical Officer, is a clinical oncologist and has more than 20 years of experience in oncology and drug development. Mads Hald Andersen, Ph.D., our scientific founder and advisor, is a Professor and director at the National Center for Cancer Immune Therapy, Herlev University Hospital and an internationally recognized immunology researcher. Muhammad Al-Hajj, Ph.D., our Chief Scientific Officer, is a well-respected scientific leader with a proven-track record in the field of immuno-oncology and expertise in translational medicine and biomarker discovery. Our board of directors has deep expertise in the fields of immuno-oncology, business and finance.

Our Strategy

To achieve our goals, we aim to leverage our T-win platform to transform cancer treatments by creating a broad portfolio of immuno-oncology therapies focused on targets within the TME.

The key elements of our strategy are to:

•
Advance our lead product candidate, IO102-IO103, toward approval in combination with anti-PD-1 therapy in first-line treatment of advanced melanoma. We have been granted BTD by the FDA based on a confirmed ORR of 73% and CRR of 47% in MM1636, the Phase 1/2 clinical trial of IO102-IO103 in combination with nivolumab in first-line treatment of patients with melanoma. We are currently recruiting for a randomized, potentially registration-enabling Phase 3 trial, the IOB-013/KN-D18 trial, combining IO102-IO103 with an anti-PD-1 monoclonal antibody in first line advanced melanoma patients regardless of BRAF mutational status. We are experiencing longer than expected lead times in clinical trial site activation and patient enrollment and anticipate announcing FPI for this Phase 3 trial in the first half of 2022. We will be providing an update during the middle of this year on the anticipated timing of receiving interim data from this trial;
•
Broaden clinical development of IO102-IO103 into other solid tumor settings through basket trials in the first line metastatic and neo-adjuvant / adjuvant treatment settings. We are executing a Phase 2 basket trial, IOB-022, of IO102-IO103 in combination with pembrolizumab in the first line solid tumor setting. This basket trial enrolls PD-1/PD-L1 treatment naïve patients with metastatic disease, including NSCLC, SCCHN and UBC. We plan to initiate at least one indication, the NSCLC arm, of this Phase 2 basket trial in solid tumors in the first half of 2022, with initial data for such indication in the second half of 2022, and additional data in 2023. We also plan to initiate a Phase 2 basket trial, IOB-032, of IO102-IO103 in combination with anti-PD-1 antibody therapy in the neo-adjuvant / adjuvant treatment setting. In this trial, combination therapy will be used before and after curatively intended surgery. This basket trial will enable us to investigate multiple solid tumor indications in anti PD-1/ PD-L1 naive patients, and will focus initially on melanoma and SCCHN. We expect to initiate at least one indication of this trial in the second half of 2022 and receive data for such arms in 2023. These two basket trials build on the data that we have generated from prior trials of our single epitope product candidates, IO102 and IO103, including the anti-tumor activity that we have observed with the use of our first generation IDO compound in NSCLC;
•
Leverage our T-win technology platform to design and advance a portfolio of novel immunotherapy product candidates, including IO112 and additional future product candidates. Since inception, our T-win platform has allowed us to rapidly identify and develop multiple pipeline candidates. Our next product candidate, IO112, targets Arginase 1 which is over-expressed in solid tumors where MDSCs are known to play key roles in immune resistance. We plan to file an IND/CTA for IO112 in the second half of 2022 and, subject to receiving no objections from the FDA, thereafter moving into a clinical trial in combination with IO102 and IO103, with an anticipated data readout in 2023. We are continuing to evaluate other targets within the TME and intend to leverage our T-win platform to bring additional product candidates into the clinic over time which could be used alone or in combination with other candidates;
•
Strengthen our position in the immunotherapy field through the continuous innovation and expansion of our T-win platform. We have extensive knowledge about the characterization of immunosuppressive mechanisms in the TME and pharmacology. We plan to continue investing in our platform in order to stay at the forefront of developments in the space. Our platform is supported by a strong patent portfolio consisting of 13 different families, filed in all major markets with a long exclusivity periods. We plan to continue investing in intellectual property to support our platform and product candidates;
•
Maximize the value of our product candidates and pipeline by selectively entering into strategic collaborations. We hold worldwide development and commercial rights to our pipeline of compounds, and we intend to commercialize our product candidates, if approved, in key geographies. We have, and may in the future, enter into collaborations that grant us access to certain compounds owned by third parties to enable therapeutic combinations that could enhance the clinical and commercial potential of our product candidates. For example, we have entered into a non-exclusive, clinical supply agreement with MSD International GmbH (MSDIG)/Merck, to evaluate IO102 in combination with pembrolizumab plus chemotherapy; and
•
Build a leading immuno-oncology company while maintaining a strong culture of innovation, valuing diversity and putting patients at the center of everything we do. We will continue to apply our deep understanding of the TME to the discovery and development of novel immuno-oncology therapies that have the potential to provide breakthroughs for cancer patients who are currently underserved by available therapies. We place a high value on the diversity of our team – including gender, background and expertise – to foster this culture of innovation.

Our Approach to Cancer Immunotherapy

Our product candidates are designed to induce the immune system to simultaneously target and disrupt multiple pathways that regulate tumor-induced immunosuppression. We believe this represents a paradigm shift in the management of cancer and that our product candidates have the potential to become cornerstones of the treatment regimens of multiple solid tumors. Our T-win technology is built upon our team’s deep understanding of both the TME and a tumor’s ability to evade surveillance and destruction by the immune system.

The Role of the Immune System in Fighting Cancer

The Immune System

The immune system is a dynamic and self-regulating network of cells and molecules that cooperate to help the body fight disease. It is able to detect pathogens and can distinguish abnormal cells, such as tumor cells, from healthy tissue. The immune system has evolved to detect such dangers to the body through the detection of molecules or molecular structures called antigens. When exposed to pathogens or abnormal cells, the immune system responds by recognition of antigens and becomes activated to defend against them. The first line of biological defense is a general, rapid response by the innate immune system which is essential for immediate recognition and attack of pathogens as well as tumor cells. This innate response then activates and triggers a more targeted response by the adaptive immune system. Through such adaptive immune responses, the body can develop long-term immunity, or immunologic memory, to specific pathogens and other threats. Immunologic memory is established through generation of specific B cells and T cells, equipping the body to recognize, counteract and neutralize pathogens and other threats, such as cancer cells.

The intricate system of how immune cells interact and propagate a signal to elicit an immune response in cancer is known as tumor immune regulation. Successful antitumor immunity requires optimal interactions between immune and non-immune constituents of the TME. The immune system comprises both activating and suppressing functions built up by a myriad of different cell types. These various immune cells function to activate or suppress immune activity. We have described some of the key cellular factors contributing to anti-tumor immunity below and have classified them as immune activators or immune suppressors. However, many of these cells types can differentiate and acquire distinct functions in response to changing circumstances, known as cellular plasticity, which allows cells to switch from being immune activating to immune suppressing, or the reverse, based on certain immune triggers.

The Key Immune Activators and Suppressors in Anti-tumor Responses

Cell types	Immune Activators	Immune Suppressors
Antigen Presenting Cells (APCs) A group of immune cell types that mediate cellular immune responses by processing and presenting antigens to lymphocytes.	Macrophages and Dendritic cells Both termed professional APCs, because of their ability to initiate a T cell response to novel antigens.	Tumor-associated macrophages (TAMs), tolerogenic DCs and myeloid-derived suppressor cells (MDSCs) These are part of the heterogeneous population of APCs that inhibits T cell functions.

T cells / T lymphocytes Specialized white blood cells that recognize and destroy infected or unhealthy cells, such as tumor cells.

Effector T cells

Effector T cells consists of two main groups:

CD4+ T Cells

Also known as helper T cells, CD4+ T cells produce cytokines and help maximize the expansion of the CD8+ T cell population in a primary immune response and facilitate the generation of specific memory CD8+ T cells; and

CD8+ T Cells

Also known as cytotoxic T cells, CD8+ T cells kill tumor cells, as well as infected and damaged cells. They express T cell receptors (TCRs), which recognize and bind to specific antigens expressed by cancer cells and infected cells which are presented on the surface of the cells.

Regulatory T cells (Tregs) Tregs suppress activation, proliferation and cytokine production of CD4+ and CD8+ T cells and APCs.

The immune system has the capacity to detect tumor cells and employ a variety of biological mechanisms, or immune effector functions, to specifically target and destroy these cells. However, tumors are adept at undermining normal immune system functions allowing cancer cells to evade such detection and destruction.

The Tumor Microenvironment

Tumors can generate signals that promote tumor growth and suppress immune system functions. The TME is an immunosuppressive environment that surrounds a tumor and includes blood vessels, immune cells, and signaling molecules. A significant portion of the immune reaction against tumors occurs within the TME. There is constant interplay between the TME and the tumor itself, as signals from the tumor can facilitate immunosuppression and tumor growth. In recent years, growing understanding of this interplay has led to the successful development of therapies that modulate specific immunosuppressive mechanisms within the TME to activate the immune system against cancer cells.

Within the TME, several molecules have been identified that play critical roles in regulating immune functions. These include:

•
PD-1/PD-L1: PD-1 and its ligand, PD-L1, are critical regulators of the immune system, known as immune checkpoints. The interactions between PD-1 with its ligand PD-L1 inhibit T cell effector functions against tumor cells. Tumor cells can upregulate PD-L1 to evade the attack of the immune system and PD-L1 expression is correlated with increased tumor aggressiveness and poor patient prognosis. PD-L1 expression has been reported for both hematological cancer and solid tumors;
•
IDO: IDO is a metabolic enzyme that regulates immune function through depletion of tryptophan, which is essential for T cell effector function, as well as production of immunosuppressive metabolites such as kynurenine. Such depletion of tryptophan and production of kynurenine is also known as canonical immune suppression. IDO also suppresses immunity through non-enzymic effects, known as non-canonical immunosuppression. IDO has been demonstrated to be a critical cellular factor contributing to the suppression of anti-cancer immunity. IDO is expressed in many solid tumors and hematological malignancies and its activity has been shown to correlate with a poor prognosis and reduced survival; and
•
Arginase: Arginase 1 (arginase) is an enzyme that contributes to immune regulation by catabolizing and limiting the availability of arginine, which is essential for immune effector cell survival and growth. Arginase overproduction by immunosuppressive cells such as MDSCs is a well-documented tumor escape mechanism. Arginase is highly expressed in difficult-to-treat cancers, including colorectal, breast, prostate, pancreatic and ovarian, and is associated with high levels of MDSCs.

These immune markers are often dysregulated and over-expressed in a wide range of cancers. The figure below shows the role of these molecules in immunosuppression within the TME:

Figure 1: Selected Drivers of Immunosuppression in the TME.

Engaging the Immune System to Fight Cancer

In recent years, rapidly growing understanding of the interaction between cancer and the immune system, known as immuno-oncology, has led to the development of a number of therapeutic approaches that aim to counter the tumor-driven immunosuppression in the TME, to allow the immune system to fight cancer. These approaches include:

•
Checkpoint Inhibitors: Checkpoint inhibitors include PD-1, PD-L1 Antibodies and CTLA-4 among others. PD-1 and PD-L1 antibodies block the immunoregulatory functions of PD-1 and PD-L1, respectively, allowing T cell-mediated immune responses against tumor cells. PD-1 and PD-L1 antibody therapies have shown significant clinical efficacy resulting in broad commercial success. However, while such therapies are highly effective in certain subsets of patients with specific types of tumor, there are a significant number of cancer patients for whom these therapies are not effective;
•
IDO Inhibitors: IDO inhibitors aim to alleviate the immunosuppressive effects of the IDO protein by blocking one of its well-established biological functions, its enzymatic activity responsible for converting tryptophan (a desirable T cell metabolite) into kynurenine (a non-desirable T cell metabolite contributing to a hostile tumor microenvironment). This is often referred to as the canonical immune suppressive function of IDO. However, there is also evidence demonstrating that the protein induces immune suppression of T-cells via a mechanism independent of tryptophan conversion, often referred to as the non-canonical immune suppressive functions of the IDO protein. Hence, blocking the immune suppressive activity of IDO will likely require blocking all its related functions. IDO inhibitors have shown clinical potential in combination with anti-PD1 antibodies in early-stage trials but have not been able to demonstrate the same level of efficacy in late-stage clinical trials.

•
Peptide immunotherapies: These therapies are based on peptides which represent tumor antigens, pieces of a key protein, or surface markers on the cancer cell, and whose presentation to the adaptive immune system leads to a specific immunological response directed at that target. Their aim is to direct immune system effector functions, including CD8+ T cells, against antigens expressed on tumor cells. Although previous peptide immunotherapies have demonstrated attractive safety and tolerability profiles, they have only demonstrated modest clinical efficacy to date, likely reflecting (i) the ability of tumors to escape immune recognition by loss of antigens and (ii) the ability of tumors to orchestrate an immunosuppressive microenvironment. Collectively, these abilities are referred to as tumor immune escape.

These immuno-oncology approaches have typically sought to block single immunosuppressive pathways employed by tumors or to direct the immune system against antigens or neoantigens expressed by tumors cells. We believe that by directing the immune system against both tumor cells and other healthy cells within the TME that express immunosuppressive molecules such as PD-1 or IDO, we have the potential to drive significant benefits for patients by transforming the immune balance within the TME.

Our Approach: Targeting The TME With Our T-win Technology Platform

Our T-win platform is a novel approach to cancer immunotherapy designed to activate naturally occurring T cells to target immunosuppressive mechanisms. Our T-win product candidates are designed to employ a dual mechanism of action: (1) direct killing of immunosuppressive cells, including both tumor cells and genetically stable cells in the TME, that express key immunosuppressive proteins such as IDO and PD-L1 and (2) modulation of the TME into a more pro-inflammatory, anti-tumor environment. This is in contrast to previous methods that have sought either to only block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed by tumor cells. We believe that our dual mechanism approach has the potential to induce tumor regression, establishing lasting and durable antitumor response, and to achieve manageable tolerability for patients.

T-win is based on the discovery of naturally occurring, pro-inflammatory T cells against immunosuppressive mechanisms mediated by key immunosuppressive proteins, such as IDO and PD-L1, that are present in the periphery and among tumor-infiltrating lymphocytes of cancer patients and, to a lesser degree, in healthy individuals (Figure 2 below). When isolated and cultured in vitro, the self-reactive IDO- or PD-L1-specific T cells demonstrated proinflammatory and cytotoxic responses against IDO- or PD-L1-expressing target cells (Figure 3 below).

Key Components of Our T-win Technology Platform

Based on this discovery, we created our T-win technology platform to direct the immune system against cells, both tumor cells and genetically stable cells within the TME, that express immunosuppressive proteins, with the goal of transforming the immune balance within the TME.

The key elements of our T-win platform are:

•
Target selection: We select targets based on well-documented immunosuppressive proteins that are known to be overexpressed in the TME across a wide range of tumors. Our target selection relies on the identification of T cell immunity against these key immune resistance pathways in the TME;

•
Epitope selection: After a target is selected, the ability of the immune system to attack cells overexpressing immunosuppressive molecules is confirmed by examination of intrinsic T cell immunity. The initial epitope selection process involves screening peptide antigens, which are designed using both an in silico algorithm and our know-how for T cell reactivity in peripheral blood mononuclear cells derived from cancer patients across several indications. Upon identification of an immunogenic peptide antigen, the functionality of reactive T cells is then subjected to further testing to further evaluate whether activation leads to a favorable pro-inflammatory or anti-tumorigenic phenotype. Every T-win platform product candidate is designed to contain both CD4+ and CD8+ T cell epitopes that can be recognized over a wide range of patient population; and
•
Adjuvant: T-win peptide product candidates are administered together with an adjuvant, such as Montanide. This provides protection to and facilitates effective release of our T-win peptide product candidates upon injection. It also causes local inflammation and facilitates recruitment of immune cells. This enables the antigen to be captured by antigen presenting cells and presented to T cells to drive their activation.

T-win Mechanism of Action

Our product candidates are designed to drive to activation and expansion of T cells reactive to immunosuppressive antigens. Upon trafficking of these T cells into the tumor site, effective anti-tumor response is induced by a dual mode of action:

•
Recognition and elimination of tumor cells; and
•
Recognition and elimination of immunosuppressive cells.

We believe our T-win platform offers a novel approach that targets both tumor cells as well as genetically stable host immunosuppressive cells, in order to avoid immune escape. By attracting pro-inflammatory cells against immunosuppression within the TME, T-win product candidates are designed to alter the immunologically unfavorable TME environment into a pro-inflammatory milieu, thereby enhancing effective anti-tumor T cell responses. We believe that our T-win technology is the only existing platform that utilizes the intrinsic ability of cancer patients’ own T cells to target immunosuppression in the TME.

Administration of our T-win product candidates (Figure 4, step 1) selectively activates and expands pre-existing CD4+ and CD8+ T cell responses against the T-win product candidate targeted antigen, such as those derived from IDO, in the draining lymph nodes (step 2). The resulting T cells migrate to the tumor sites, where target cells with elevated expression of T-win product candidate targeted antigens are found in the TME. Upon recognition and engagement of the targeted cells, the T cells either directly eliminate the cells by cytotoxic lysis or respond by the release of proinflammatory cytokines (step 3). Elimination of immunosuppressive target cells and concomitant immune modulation of the TME into an inflamed environment results in net enhancement of T effector infiltration and enhanced anti-tumor responses (step 4).

Figure 4: Illustration of T-win Mechanism of Action

Advantages of the T-win Technology Platform

We believe our T-win platform has the potential to pave the way for novel therapies with increased therapeutic effect and limited additional tolerability concerns. Potential advantages of our T-win platform include:

•
Durability of response. T-win product candidates are designed to target not only tumor cells but also genetically stable healthy immunosuppressive cells, with the aim of avoiding immune escape. We believe that our approach of direct and indirect target killing may lead to immune memory, and thus sustained anti-tumor effect over time;

•
Dual and Multi-Epitope Design. In our product candidates, we often seek to include dual or multiple epitopes. The rationale behind this approach is based on the complexity of cancer, where individual patients suffering from the same cancer indication may have a different expression of immunoregulatory antigens and as a result may not respond to a single epitope treatment. We believe that an approach of targeting separate immune resistant pathways in the TME will enable our product candidates to address a larger pool of patients than currently available therapies;
•
Tolerability. Therapies based on subcutaneously injected peptides have been observed to be well-tolerated in over 200 clinical trials. If T-win product candidates based on subcutaneously injected peptides are similarly well-tolerated, our product candidates could have the potential to be used as a component of combination therapy in early treatment settings;
•
Versatility. Our product candidates based on our T-win platform have the potential to be used in combination with existing therapies such as checkpoint inhibitors, including the PD-1 monoclonal antibodies, pembrolizumab and nivolumab. As our product candidates target a range of immunosuppressive mechanisms mediated by proteins highly expressed among several cancer indications and the mechanism of action can potentially provide supplementary effect across different checkpoint inhibitors, we believe that the number of cancer indications and combination opportunities of our product candidates are extensive;
•
Well-understood manufacturing process. The compounds necessary for the production of product candidates based on T-win technology are manufactured through well-known synthetic chemistry process. We believe this enables us to reproduce high quality product at an anticipated low cost of goods; and
•
Ease of administration. T-win product candidates are designed to be “off-the-shelf” treatments given subcutaneously on a flexible treatment schedule. These treatments can be adapted for specific cancer indications.

Our Product Candidates

We are developing a pipeline of product candidates that leverage our T-win technology platform to address targets within the TME. In addition to a potentially registrational Phase 3 trial in melanoma, we are planning two Phase 2 basket trials in additional solid tumors and treatment settings. We are also developing earlier stage product candidates that target additional immunosuppression-related targets that are expressed in a broad range of solid tumors. We expect to use these earlier stage product candidates in combination with our existing pipeline candidates.

Dual Epitope IO102-IO103

Our lead product candidate, IO102-IO103, combines our two fully-owned, novel immunotherapeutics, IO102 and IO103, which are designed to target IDO and PD-L1 expressing cells, respectively. IDO and PD-L1 are often dysregulated and over-expressed in a wide range of solid tumors, and result in the inhibition of the body’s natural pro-inflammatory anti-tumor response within the TME. By combining IO102 and IO103 in a single treatment regimen, we aim to provide a synergistic effect on tumors. We are currently executing a Phase 3 potentially registrational trial in advanced melanoma for IO102-IO103, the IOB-013/KN-D18 trial, in combination with pembrolizumab.

IO102 contains a single IDO-derived peptide sequence and is designed to engage and activate IDO-specific T cells against IDO expressing cells within the TME. This contrasts to small molecule IDO inhibitors that aim to address tumors by inhibiting IDO pathways. IO103 contains a single PD-L1-derived peptide and is designed to engage and activate PD-L1 specific human T cells against PD-L1 expressing cells. This is in contrast to PD-1/PD-L1 antibodies which aim to counter T cell inhibition by blocking the interaction between PD-1 and its ligand. Through the activation of both IDO and PD-L1 activated T cells, IO102-IO103 is designed to directly kill immunosuppressive cells, including both tumor cells and genetically stable cells within the TME, and to reduce immunosuppression within the TME, in order to confer clinically meaningful and long lasting anti-tumor responses.

The following graphic illustrates the distinct approaches by which our T-win product candidates engage with IDO expressing cells versus other clinically tested IDO inhibitors.

On December 14, 2020, the FDA granted us BTD for IO102-IO103 in combination with pembrolizumab for the treatment of patients with unresectable or metastatic melanoma based on data from the MM1636 Phase 1/2 clinical trial. BTD enables us to solicit guidance from the FDA on generating the clinical evidence needed to support approval in a potentially expedited manner. The MM1636 trial is an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma receiving IO102- IO103 and nivolumab, an anti-PD-1 monoclonal antibody. In this trial, investigators initially observed an ORR of 80% (24 out of 30 patients); however, two of 24 patients in which a response was observed progressed before subsequent radiological confirmation, which resulted in a confirmed ORR of 73%. In addition, 47% of patients achieved a CR, or complete elimination of their tumors based on RECIST 1.1 definitions. Based on the 17% discontinuation rate of treatment with both nivolumab and IO102-IO103, we believe that the data from this trial suggests a manageable tolerability profile for patients. In addition, we have observed treatment-induced infiltration of CD3/CD8 T cells into the tumor site in responding patients and detected IO102+IO103-specific T cells in tumors after treatment in correlative biomarker data where this was analyzed. We are currently recruiting for a Phase 3 potentially registrational trial for IO102-IO103, the IOB-013/KN-D18 trial, in combination with pembrolizumab. The Phase 3 trial will include a safety run in.

IO102-IO103 specific T cells were found in the peripheral blood mononuclear cells (PBMCs) and at the tumor site.

Preclinical Development

We developed IO102 and IO103 to target two separate immune resistant pathways involving IDO and PD-L1, respectively. Key learnings from our preclinical development of these candidates include:

•
IO102 and IO103-targeted human T cells isolated from cancer patients have demonstrated proinflammatory and cytotoxic functions against IDO+ and PD-L1+ target cells in vitro, respectively;
•
Both IO102 and IO103 have demonstrated anti-tumor activities as monotherapy and controlled tumor growth in preclinical models where IDO and PD-L1 respectively are expressed in the TME;
•
The combination of IO102 and 1O103 (dual epitope IO102-IO103) demonstrated additive anti-tumor activity between IO102 and IO103 treatment in a murine tumor model; and

•
There have been no health impairments in the two non-clinical toxicity studies performed with the combination of IO102 and IO103 (dual epitope IO102-IO103).

IO102-IO103 is designed to target and expand intrinsic T cells found in cancer patients that are capable of directing the immune attack against IDO+ and PD-L1+ target cells. Such intrinsic immunity against IDO and PD-L1 has also been observed in mice, and an immunotherapeutic approach using murine IO102 (mIO102) and murine IO103 (mIO103) showed promising anti-tumor activities. Because the expression of IDO and PD-L1 in melanoma patients has been reported in distinct cell populations in the TME, the anti-tumor activity of co-administration of mIO102 and mIO103 was tested in a syngeneic model (Figure 5 below). The combination of mIO102 and mIO103 treatments resulted in enhanced control of tumor growth in an additive fashion.

Figure 5: Anti-tumor Activity of Co-administration of mIO102 and mIO103

Treatment with either mIO102 (IDO) or mIO103 (PD-L1) alone reduced the tumor growth rate. When combined together, it further improved this anti-tumor activity in CT26 model. Mice were treated once with mIO102 and/or mIO103 peptides once, 7 days and 13 days after tumor inoculation in a syngeneic model.

Melanoma

IO102-IO103 is currently being tested in the MM1636 trial in both treatment-naïve (cohort A) and PD-1/PD-L1 mAb refractory (cohorts B and C) patients with metastatic melanoma. Unresectable, metastatic melanoma is a serious and life-threatening disease with a clear unmet medical need. In the United States, it is expected that approximately 106,000 patients will be diagnosed with, and about 7,200 people will die from, melanoma in 2021. The incidence of cutaneous melanoma is increasing, and advanced melanoma (unresectable or metastatic) is fatal if left untreated. According to Ascierto (JAMA Oncology 2019), Robert (New England Journal of Medicine 2019), and Larkin (New England Journal of Medicine 2019), the median OS in patients with stage IV melanoma (untreated) regardless of BRAF mutation status is between 37-39 months and five-year OS is approximately 40-50%. Anti-PD-1 monotherapy leads to a five-year OS of approximately 43-51%, while anti-CTLA-4 and anti-PD-1 combination therapy can increase five-year OS to approximately 52%, but is associated with considerable toxicity. Accordingly, there is a clear unmet need for improved combination therapies with the potential to enhance anti-PD-1 efficacy without a significant increase in toxicity.

Historical and Current Standard of Care

Historically, chemotherapy, with or without interferon-alpha (IFN-a) or IL-2, was offered to patients with advanced melanoma, with limited results. Although in the last decade, the treatment of advanced melanoma has improved with the approval of many novel agents, the current standard of care does not work for many patients. Before the availability of these treatments, according to Maio (Journal of Clinical Oncology 2015) and Garbe (The Oncologist 2011), patients with advanced melanoma had a median survival time of approximately 10 months. According to Robert (New England Journal of Medicine 2019) and Larkin (New England Journal of Medicine 2019), the current long-term survival is at least 37 – 39 months for patients with advanced melanoma regardless of BRAF mutational status based on current standard of care.

The currently approved novel agents can be divided into two main categories:

•
Immunotherapies – Immune checkpoint inhibitors (CIs) targeting CTLA-4, such as ipilimumab, and PD-1, such as nivolumab and pembrolizumab, indirectly activate the immune system. The immune system plays an important role in the regulation of melanoma and intravenously administered immunotherapies help overcome immune suppression; and
•
Targeted agents – Orally administered selective inhibitors of mitogen-activated protein kinase (MAPK) directly inhibit the oncogene BRAF and MAPK pathway. According to Drummer (Lancet 2018), around 35-50% of advanced melanoma patients have a targetable BRAF mutation, and in approximately 90% of these cases, the mutation consists of valine substituted with glutamic acid at amino acid 600 (BRAF V600).

Recommended first-line treatment options for the treatment of unresectable or metastatic melanoma and for patients with or without BRAF-mutant advanced melanoma are summarized below:

•
Anti-PD-1 monotherapy (nivolumab or pembrolizumab);
•
Anti-CTLA-4 (ipilimumab) and anti-PD-1 (nivolumab) combination therapy;
•
Dabrafenib/trametinib combination targeted therapy if the activating BRAF-V600 mutation is present; and
•
Vemurafenib/cobimetinib + atezolizumab combination targeted therapy and immunotherapy if the activating BRAF-V600 mutation is present.

Table 1a: Certain Currently Approved Immunotherapies and Targeted Agents

Clinical Trial	Treatment Arms	ORR	CRR	mDoR	mPFS	5-year PFS Rate	Median OS	5-year OS Rate	TRAEs leading to discontinuation
Immunotherapies
CM-066 3-y OS (Ascierto et al. 2019)	Nivolumab	43%	19%	N/A	5 mo	N/A	37 mo	51%	9%
KN-006, IO naïve 5-y OS (Robert et al. 2019)	Pembrolizumab	46%	N/A	N/A	12 mo	27%	39 mo	43%	10%
CM-067 5-y OS (Larkin et al. 2019)	Ipilimumab (3mg/kg)/ Nivolumab (1mg/kg)	58%	22%	31 mo	12 mo	36%	> 60 mo	52%	42%
	Nivolumab (3mg/kg)	45%	19%	18 mo	7 mo	29%	37 mo	44%	13%
Targeted Agents
COLUMBUS (Dummer et al. 2018)	Encorafenib/ binimetinib	63%	8%	17 mo	15 mo	N/A	N/A	N/A	6%
coBRIM (Ascierto et al. 2016)	Cobimetinib + vemurafenib	70%	16%	13 mo	12 mo	N/A	22 mo	N/A	14%

No head-to-head trials were conducted.

ORR:	Overall response rate
CRR:	Complete response rate
PFS:	Progression free survival
OS:	Overall survival
mDoR	Median duration of response:
mo:	months
y:	years
N/A:	Not available (including not reached numbers)
TRAE:	Treatment-related adverse events

Table 1b: Selected Phase 3 Trial Update - American Society of Clinical Oncology (ASCO) 2022

For patients with tumors harboring a BRAF V600 mutation, treatment choices are between MAPK or CI therapy. Cross trial comparisons indicate that combined MAPK or BRAF plus mitogen-activated protein kinase kinase (MEK) has proven to have higher response rates than CIs. Data from cross trial comparisons suggest that the responses to CIs are slower in onset but more durable. For patients who are candidates for both treatments, standard of care guidelines recommend that CIs should be chosen as first-line therapy. Patients whose tumors are not progressing quickly and are not immediately threatening an important organ function, should be considered for CIs first, preserving MAPK for subsequent lines. However, American Society of Clinical Oncology guidelines do not recommend a specific order of therapies for patients with BRAF wild-type (WT) unresectable and metastatic cutaneous melanoma.

As combination therapy with ipilimumab/nivolumab is associated with more severe toxicity, physicians must make a treatment decision between combination therapy and single agent anti-PD-1 antibody therapy after thorough evaluation regarding clinical activity and potential severe toxicity. Accordingly, we believe novel anti-PD-1 combinations with improved overall outcomes are needed for patients with advanced melanoma.

We are developing IO102-IO103 for potential treatment of patients with anti PD-1 naïve in the advanced setting advanced melanoma who are candidates for CI monotherapy, regardless of PD-L1 expression and BRAF mutation status, except for patients with rapidly progressing disease. We also plan to test IO102-IO103 as a neo-adjuvant used before surgery, followed by adjuvant therapy after surgery, in patients with melanoma, in a basket trial, the IOB-032 trial, with multiple solid tumor indications.

Development of Dual Epitope IO102-IO103 in the First-line Setting

Summary

The MM1636 trial is currently evaluating IO102-IO103 in combination with an anti-PD-1 monoclonal antibody, nivolumab, in 30 anti-PD-1 naïve, first-line metastatic melanoma patients. A brief summary of the MM1636 trial is below:

•
30 patients included in cohort A from Herlev University Hospital in Denmark;
•
Baseline characteristics were largely comparable with benchmark trials with the majority of patients having one or more poor prognostic factors, such as negative tumor expression, M1c stage/visceral metastases and high lactate dehydrogenase (LDH);
•
Investigators initially observed an ORR of 80% (24 out of 30 patients); however, two of 24 patients in which a response was observed progressed before subsequent radiological confirmation, which resulted in a confirmed ORR of 73%. CRR was 47% with duration of response not yet reached at a median follow up time of 27.3 months as of February 22, 2021;
•
Median PFS was 25.6 months and median OS had not yet been reached as of February 22, 2021;
•
Median PFS was 25.3 months and median OS had not yet been reached as of June 7, 2021;

•
Correlative biomarker data from the MM1636 trial support the mechanism of action of IO102-IO103 in treated patients, based on the following observations:
•
Induction of systemic therapy (IO102+IO103)-specific T cell response in blood;
•
Treatment-induced increased infiltration of CD3/CD8 T cells into the tumor site with enhanced immune effector signature in responding patients;
•
Detection of IO102+IO103-specific T cells in tumors post treatment; and
•
Ongoing enrollments of 10 patients each in cohort B (patients with anti-PD-1 de-novo refractory disease) and cohort C (patients with acquired anti-PD-1 resistance, meaning those who progressed after anti-PD-1 therapy).

MM1636 Trial Design and Patient Characteristics

The MM1636 trial is a Phase 1/2 single arm, single center trial with the primary objective to investigate safety and feasibility, secondary objective to investigate immunogenicity and tertiary objective to investigate clinical efficacy. While the size of the trial was deemed sufficient to evaluate safety, as a single arm trial, the MM1636 trial was not designed to provide statistically significant results in respect of its clinical efficacy endpoints. The MM1636 trial patients were treated with IO102-IO103 in combination with nivolumab for up to 47 weeks and thereafter continued with nivolumab treatment according to usual guidelines. Treatment consisted of 100 µg IDO long, 100 µg PD-L1 long1, 25 µl dimethyl sulfoxide (DMSO), 475 µl phosphate-buffered saline (PBS) and 500 µl Montanide. The treatment was administered biweekly for 6 weeks and then every 4 weeks for 41 weeks. Patients were given a maximum of 15 treatments during one year or until progression or undue adverse events. Nivolumab was administered according to the approved label for melanoma (3 mg/kg bi-weekly for up to two years). Because of the preclinical data on IO102-IO103, which provided support for the combination effect of our IDO and PD-L1 targeted candidates, IO102 and IO103, the MM1636 trial was not designed to evaluate the individual contributions of each component antigen.

A review of patient baseline characteristics presented in table 2 for the 30 anti PD-1 naïve metastatic melanoma patients included in the MM1636 trial shows that the majority of patients had one or more poor prognostic factors; 43% PD-L1 negative, 60% visceral metastatic disease (M1c) and 37% high LDH. The frequency of these poor prognostic factors indicates that the patient population was not subject to specific selection of good prognosis patients, as the baseline characteristics are largely similar to those in other trials.

Table 2: MM1636—Patient Characteristics

Tolerability

In the MM1636 trial, 77% of patients developed Common Terminology Criteria for Adverse Events (CTCAE) grade 1 and 2 injection site reactions that typically manifested as transient adverse events; 77% injection site tenderness, 63% granulomas, 23% redness, 13% pain, 13% pruritus, and 3% myalgia at the injection site, most likely related to the adjuvant Montanide. Two patients discontinued treatment after eight and 11 injections, respectively, due to granulomas, tenderness and pain that limited instrumental activities of daily living. Other CTCAE grade 1-2 AEs have included rash (50%), fatigue (47%), arthralgia (37%), diarrhea (27%), nausea (23%), amylase increase (20%), dry skin (20%), pruritus (20%), infusion reaction (17%), xerostomia (17%) and myalgia (17%).

A total of five patients (17%) have experienced a high-grade adverse event (grade 3-5); four patients (13%) experienced CTCAE grade 3-4 AEs, one patient with grade 3 maculopapular rash, one patient with grade 3 adrenal insufficiency and two patients with grade 3 arthralgia. One patient died (CTCAE grade 5) due to urosepsis with multi organ failure and severe hyponatremia. In addition, the patient had experienced multiple AEs including grade 3 colitis, grade 2 pneumonitis, grade 3 arthralgia, grade 2 vasculitis and grade 2 nivolumab induced infusion allergic reaction. The patient had symptoms of myocarditis at time of death with highly elevated troponin I. Bedside echocardiography showed an ejection fraction of 15%, which at baseline was 60%. The myocarditis was never confirmed pathologically. All the AEs leading to treatment discontinuation were considered by the investigator to be related to nivolumab. The rate of treatment-related adverse events leading to discontinuation of both nivolumab and IO102-IO103 was 17%.

Response Rate

Results from the MM1636 trial, with a cut-off date of February 22, 2021, showed an ORR of 80% (95% confidence interval (CI); 62.7-90.5%). Two of the 24 responding patients progressed before subsequent radiological confirmation, therefore the confirmed ORR was 73.3% (95% CI; 54.1% to 87.7%). The CRR was 46.7% (95% CI; 28.3% to 65.7%).

Table 3: Objective Response Rate by Investigator Review

Date of data cut-off:	22 February 2021
Median follow-up	27.3 months
Evaluable patients	30
Responders (including unconfirmed responses)	80.0% (N = 24)
Confirmed responders	22
Best Overall (confirmed) Response Rate (Clopper Pearson Exact 95% CI)	73.3% (N=22/30) 54.1% to 87.7%
Complete Response Rate (Clopper Pearson Exact 95% CI)	46.7% (N=14/30) 28.3% to 65.7%
Partial Response Rate (Clopper Pearson Exact 95% CI)	26.7% (N=8/30) 12.3% to 45.9%
Best overall (confirmed) response rate by PD-L1 status (PD-L1<1% vs 1%)
PD-L1 positive patients (Clopper Pearson Exact 95% CI)	88.2% (N=15/17) 63.6% to 98.5%
PD-L1 negative patients (Clopper Pearson Exact 95% CI)	53.8% (N=7/13) 25.1% to 80.8%

Independent External Radiology Review

To substantiate the investigator assessed evaluation of efficacy, clinical response data was validated by blind independent external review. This was performed at an earlier cut-off date (January 2020) where an ORR of 76.7% (CI: 57.7%-90.1%) was reported with 50.0% achieving CR, 26.7% partial response (PR), and 3.3% stable disease.

Comparison With Contemporary anti PD-1 Treated Patients from the National Danish Metastatic Melanoma Database (DAMMED)

To address potential trial bias regarding treatment effect through post-hoc exploratory analysis, patients in the MM1636 trial were matched with patients from the Danish Melanoma Database (DAMMED), which is a population-based database that retrospectively collects data on patients with metastatic melanoma in Denmark.

•
938 patients who were treated with a PD-1 therapy monotherapy contemporaneously (January 2015 to October 2019) were extracted. 218 of these patients were eligible for comparison and matching (all parameters available). 60 DAMMED patients were found to match;
•
Patients were matched on age (≤70, > 70), gender, LDH (normal, elevated), M-stage (M1a, M1b, M1c), BRAF status (Wildtype, mutated) and PD-L1 status (<1, ≥ 1). An exact matching algorithm was used where patients in the MM1636 trial were matched with patients from DAMMED with exact same combination of variables;
•
29 patients from the MM1636 trial were matched with the exact combinations of the six variables. One patient could not be matched. To secure balance of the calculations, control patients were weighted according to the number of patients for each MM1636 patient. Estimates for treatment effects were calculated by weighted logistic regression analyses and weighted Cox proportional hazard model. A weighted binary logistic regression model was used for comparing response rates in the two matched cohorts; and
•
Matched controls were identified for 29 patients and the ORR of 79.3% (95 CI: 61.0-90.4%) observed in the MM1636 trial was found to be significantly higher (p<0.0012) compared to the matched control group where an ORR of 41.7% (95% CI: 31.0-53.3%) was reached. Furthermore, of the 29 patients in the MM1636 trial, a significantly (p<0.0017) higher percentage of 41.4% (CI: 25.2-59.6%) patients achieved CR in the MM1636 trial, compared to 12% (CI: 6.3-21.6%) in the matched historical control group.

The ORR was significantly higher in the patients from the MM1636 trial than in the historical controls, suggesting that the high response rate and the long durability of response observed with the combination therapy approach are unlikely to be due to patient selection bias.

Tumor Shrinkage in Individual Patients

Data showing the percent change in target lesions from the baseline is shown in Figure 6. The effect was binary, as patients either responded (24 out of 30) or progressed (six out of 30). No patients showed stable disease (SD). The icons describe melanoma risk factors. Green bars indicating CR that are not at 100% tumor reduction are in patients with lymph node metastases, as lymph nodes do not disappear but normalize in size. Blue bars at 100% indicate the disappearance of target lesions, whereas some non-target lesions may remain based on RECIST 1.1. definitions. Six of the 30 patients progressed (red bars).

Figure 6: MM1636—Waterfall Plot Showing Best Percentage Change in Target Lesion Size

CR = complete response, PR = partial response, SD = stable disease, PD = progressive disease

Timing and Durability of Response in Individual Patients

The swimmer plot in Figure 7 presents individual patient-level data, including onset of PR, CR, PD and death. In addition, patients with ongoing responses are marked with an arrow. The majority of patients achieving a CR had one or more high risk factors (marked with icons) such as PD-L1 negative tumor expression, M1c stage/visceral metastases and high LDH as an indication severe disease. As of the February 22, 2021 cut-off date, response was still ongoing in 16 patients (indicated with arrows).

Because CRs have been observed as late as 15 months after initial treatment, the CRR may improve beyond 47% as the latest included patients had follow up time shorter than 15 months as of the February 22, 2021 cut-off date. We believe these data indicate good quality responses with a deep and durable response in most of the patients (Figure 8).

The median duration of response (DOR) had not yet been reached as of the February 22, 2021 cut-off date in the MM1636 trial, but 20 of the 22 patients with a radiologically confirmed response (at 12 weeks after the first response) had a response lasting greater than 182 days providing a durable response rate of 66.7% (20/30). (Figure 7 and 9).

Figure 7: MM1636—Durability and Deepening Responses (in Order of Patient Number)

CR = complete response, PR = partial response, SD = stable disease, PD = progressive disease

Figure 8: MM1636—Time to PR and CR

Figure 9: MM1636—Duration of Response

Tumor shrinkage and Durability of Response in Individual Patients Over Time

The rapid onset of response, deepening of responses over time and durability of responses in the MM1636 trial are shown in the spider plot for individual patients. Green, blue and red lines respectively indicate CR, PR and PD. Only six out of 30 patients experienced progressive disease at the first imaging timepoint (12 weeks) marked with red lines (Figure 8).

Figure 10: MM1636—Change in Target Lesions from Baseline Over Time

Progression Free Survival (PFS)

At a median duration of follow-up of 27.3 months (Figure 9), the median PFS was 25.6 months (lower 95% confidence interval 14.8 months, upper 95% confidence interval not reached). Median PFS was 25.3 months and median OS had not yet been reached as of June 7, 2021.

Figure 11: MM1636—Progression Free Survival

+ Censored; dotted lines show 95% Confidence Limits

Overall Survival (OS)

At a median duration of follow-up of 27.3 months, the median OS had still not yet been reached (Figure 12).

Figure 12: MM1636—Overall Survival

+ Censored; dotted lines show 95% Confidence Limits

Phase 1/2 Correlative Data

Correlative biomarker data from the MM1636 trial support the mechanism of action of IO102-IO103 in treated patients, based on the following observations:

•
Induction of systemic therapy (IO102+IO103)-specific T cell response in blood was confirmed in over 96% of treated patients (Table 4);
•
Confirmation of IO102-IO103-specific T cell clones homing into TME (Figure 13); and
•
Treatment-induced increased infiltration T cells into TME with enhanced immune effector signature in responding patients (Figure 14).

Table 4: Treatment-specific T cell Responses to IO102 (IDO) and/or IO103 (PD-L1)

	T-win antigen- specific response at BASELINE	T-win antigen- specific response ON-TREATMENT
Response against IO102	10/30 (33.3%)	27/30 (90%)
Response against IO103	8/30 (26.7%)	25/30 (83.3%)
Response against IO102 and/or IO103	14/30 (46.7%)	29/30 (96.7%)

Figure 13: Increased Frequency of IO102-IO103-expanded T cell Clones Detected in TME After Treatment.

Cumulative frequencies of IO102-IO103-specific TCR rearrangements pre- and post-treatment in one CR patient are shown.

Figure 14: Treatment-induced Increased Infiltration T cells into TME with Enhanced Immune Effector Signature in Responding Patients

(A) In a CR patient (PD-L1 negative, LDH high, BRAF WT, M1c), immunohistochemistry (IHC) analysis of tumor sections before vs on-treatment revealed more than three-folds increase in infiltrating T cells (left), majority of which were antigen-experienced (positive for PD-1/LAG-3/T cell immunoglobulin and mucin domain-containing protein 3 (TIM-3), “Ag+ CD8”) CD8 T cells (right). (B) This was accompanied by increased signature of effector T cell activation with concomitant reduction in pro-tumorigenic genes.

Potential Opportunities for Dual Epitope IO102-IO103

Proposed Registrational Trial in Melanoma Under BTD by FDA

Based on the results of the MM1636 trial to date, we are recruiting for a multicenter, international, open-label, randomized, two-arm Phase 3 potentially registrational trial of IO102-IO103, the IOB-013/KN-D18 trial, in combination with pembrolizumab as first-line treatment for patients with previously untreated unresectable or metastatic (advanced) melanoma. The Phase 3 trial has a target enrollment of 300 patients randomized into either the experimental arm of IO102-IO103 in combination with pembrolizumab or the pembrolizumab control arm. All patients will receive pembrolizumab 200 mg intravenously every three weeks for a maximum of 35 cycles, corresponding to approximately two years of treatment. Patients randomized to the experimental arm will also be given IO102-IO103 every three weeks with an additional dose given during the induction period on Day 8 of cycles 1 and 2. IO102-IO103 will thereafter be administered subcutaneously every three weeks during the maintenance period. Each patient can be treated for a maximum of 37 administrations in total, corresponding to approximately two years of treatment. [An interim analysis of ORR will be conducted by the end of 2023]. The primary endpoint at the final analysis will be progression free survival. The trial design and discussions with FDA are aimed at potentially pursuing accelerated approval, if the trial data are favorable, based on the interim analysis of ORR, supported by other data. The Phase 3 trial will include a concurrent evaluation of the initial participants to allow for an assessment of safety, or safety run in.

Lung Cancer

Lung cancer is the leading cause of cancer death according to the American Cancer Society (ACS). The two main types of lung cancer are NSCLC and small cell lung cancer. NSCLC is the most common type of lung cancer, accounting for about 84% of all cases. According to the ACS, the five-year survival rate for patients suffering from highly advanced, metastatic (Stage IV) lung cancers is estimated to be 6%. The NSCLC market was expected to generate $28.5 billion in revenue in 2021, growing to $48 billion in 2026.

There is a large unmet need for improved combination therapies enhancing anti-PD-1 efficacy without a significant increase in toxicity. Until recently, the standard of care for patients with metastatic NSCLC was platinum-based chemotherapy. Recently, anti-PD-1 therapy, such as pembrolizumab, with or without chemotherapy, has changed the standard practice in first-line treatment of metastatic NSCLC. According to Mok (Lancet 2019) and Gandhi (New England Journal of Medicine 2018) the ORR with pembrolizumab monotherapy in patients with previously untreated metastatic NSCLC and a PD-L1 expression of 50% or higher was 39% and pembrolizumab in combination with chemotherapy 61%. In high PD-L1, approximately 40% of patients are alive after 30 months on pembrolizumab monotherapy. In low PD-L1, approximately 45% of patients are alive at 24 months on pembrolizumab plus chemotherapy.

Observations from a Phase 1 trial of our first generation IDO compound, IO101, provided us foundational support for our IO102-IO103 development strategy. We are planning development of IO102-IO103 plus anti PD-1 in first-line treatment of metastatic solid tumors with high PD-L1 expression. NSCLC is one of the indications in our basket trial.

First Generation IDO Compound

LU1006 was an investigator-initiated Phase 1 single arm, first in human trial with the primary objective to investigate safety and secondary objective to investigate immunogenicity and tertiary objective to investigate clinical benefit in patients with heavily pretreated human leukocyte antigen-A2 (HLAA2) positive stage III to IV NSCLC. Patients had stable disease after standard therapy comprising of chemotherapy and targeted therapy. The trial was a non-randomized comparison against patients who had standard of care, chemotherapy, at the site and were HLAA2 negative. 15 patients were treated with IO101 as subcutaneous injections formulated in 900 microliters Montanide and imiquimod ointment. The mean treatment duration was 7.9 months (95% CI: 4.6 –11.3).

Tolerability

In 90% of the patients, CTCAE grade 1 to 2, short-term, local injection site reactions (i.e., redness, swelling, or itching) were observed. Local treatments with steroid ointments removed the symptoms. High frequencies of fatigue, shortness of breath, coughing and haemoptysis were present at baseline in the 15 NSCLC patients. These were considered probably related to the underlying lung cancer. Nausea and headache were observed in relation to the development of brain metastases, whereas dyspepsia, abdominal pain and diarrhea could be related to the treatment, as IDO is expressed in the epithelial cells in the gastrointestinal tract (Table 5). No grade 3 or higher AEs were observed in the 15 patients treated with IO101 monotherapy.

Table 5: Adverse Event Frequency by CTCAE Grade

Clinical Benefit

Clinical benefit was defined as OR or SD for a minimum of 8.5 months after treatment initiation, corresponding to at least nine injections and demonstration of SD on at least three consecutive CT scans. Based on this definition, seven of 15 (47%) patients had clinical benefit. One patient achieved a PR after 15 months treatment (ORR of 7%), and six patients obtained SD (40%).

Survival

PFS is provided in Figure 15 below, “censored” represents patients who are surviving without progression of disease. The median PFS was 5.2 months. Overall survival was 26 months in the 15 patients treated with IO101, compared to eight months in patients who received the hospitals standard of care, which included chemotherapy and targeted therapies. These observations provided us foundational support for our IO102-IO103 development strategy.

Figure 15: IDO Monotherapy—Progression Free Survival

Figure 16: IDO Monotherapy—Overall Survival

Long Term Follow-Up

According to Kjeldsen (2018), three of 15 patients were still alive at a five-year follow up corresponding to a six-year overall survival of 20%. Two patients had continued monthly injections for five years (56 injections). One of these patients developed a PR 15 months after the first injection and remained in PR, without other subsequent anti-cancer therapy.

The other patient had a solitary distant metastasis in a retroperitoneal lymph node at baseline which normalized during treatment. All on study CT scans were without signs of relapse. Treatment was well tolerated for up to five years with no long-term AEs registered. The third long-term surviving patient discontinued treatment after 11 months due to PD. The chart below shows the duration of response for patients receiving study drug.

Figure 17: IDO Monotherapy—Duration of Response

Second Generation IDO Compound (IO102)

Our second generation IDO compound, IO102, is currently being tested in an ongoing, fully recruited, open-label, randomized Phase 1/2 trial in combination with pembrolizumab (Cohort A) or pembrolizumab with chemotherapy (Cohort B) as first-line treatment for patients with metastatic NSCLC. The trial has a Phase 1 safety run in and Phase 2 is randomized (Figure 18). The primary objectives are to investigate the safety and efficacy of IO102 as add on to standard of care versus standard of care. Primary endpoints are safety and ORR. Secondary endpoints include OS, PFS and biomarkers.

Figure 18: IO102-012 Trial Design

The trial is being conducted as part of a clinical collaboration with Merck. The clinical trial is sponsored by IO Biotech while Merck provides pembrolizumab for the trial. Merck and IO Biotech have joint rights to the study results. IO Biotech will maintain global commercial rights to IO102.

Results presented below are from an updated analysis of patients entered into the Phase 2 part of the study, with a data cutoff of August 11, 2021. At this data cut off, a total of 110 patients were included in the trial, of which 109 received treatment. Six patients each in Phase 1 cohort A and B; 32 patients in the experimental arm A1 (IO102 with pembrolizumab), 16 patients in the control arm A2 (pembrolizumab); 33 in the experimental arm B1 (IO102 with pembrolizumab and chemotherapy) and 17 in the control arm B2 (pembrolizumab with chemotherapy) of which 16 were treated.

At the data cutoff, based on RECIST 1.1 definitions, Phase 2 Cohort A patients in the experimental arm achieved ORR of 46.9% and 43.8% in the control arm. In Phase 2 Cohort B, patients in the experimental arm achieved ORR of 36.4% and 52.9% in the control arm.

In the NSCLC portion of the IOB-022 trial, we plan to investigate IO102-IO103 in patients expressing PD-L1 ≥50%.

Tolerability Profile

The tolerability profile presented is for patients entered and treated in the Phase 2 part of IO102-012 (the safety population):

Cohort:	Experimental Arm N	Control Arm N	Total
A: PD-L150%	32	16	48
B: PD-L1<50%	33	16	49

Table 6 summarizes the AEs reported as of the more recent data cutoff in August 2021.

All patients (100%), regardless of treatment allocation, had at least one treatment emergent adverse event (TEAE).

Cohort A (PD-L1 ≥50%): 81% of patients in the experimental arm (A1) and 81% administered pembrolizumab (A2) had at least one treatment related AE. 69% of patients in A1 had AEs related to IO102. The corresponding number for treatment related AEs to pembrolizumab were 79% across both arms. Serious AEs (SAE) were reported in 41% and 31% of the patients and related treatment-related SAEs in 9% and 0%, respectively. High grade AEs (CTCAE grade 3-4) were reported in 53% and 63% of patients, with 6% and 13%, respectively of the patients discontinuing any of the treatment due to TEAEs. Fatal (grade 5) AEs occurred in 3% and 6%, respectively.

Cohort B (PD-L1 <50%): 97% of patients in the experimental arm (B1) and 100% administered pembrolizumab and chemotherapy (B2) had at least one treatment related AE. 67% of patients in B1 had AEs related to IO102. The corresponding number for treatment related AEs to pembrolizumab and were 82% across both arms. Serious AEs (SAE) were reported in 42% and 56% of the patients and related SAEs in 18% and 31%. High grade AEs (CTCAE grade 3-4) were reported in 73% and 94% with 33% and 19%, respectively, of the patients discontinuing any of the treatments due to TEAEs. Fatal (grade 5) AEs occurred in 9% and 0%, respectively.

Table 6: Adverse Events Summary, Cohort A & B, Phase 2

	Cohort A			Cohort B
Number of patients	Experim A1 N=38	Control A2 N=16	Total N=54	Experim B1 N=39	Control B2 N=16	Total N=55
Number of patients with at least one
TEAE	32 (100%)	16 (100%)	48 (100%)	33 (100%)	16 (100%)	49 (100%)
Related TEAE (any study treatment)	26 (81%)	13 (81%)	39 (81%)	32 (97%)	16 (100%)	48 (98%)
TEAE related to IO102	22 (69%)	—	22 (46%)	22 (67%)	0 (0%)	22 (45%)
TEAE related to Pembrolizumab	25 (78%)	13 (81%)	38 (79%)	25 (76%)	15 (94%)	40 (82%)
TEAE related to Carboplatin	—	—	—	30 (91%)	15 (94%)	45 (92%)
TEAE related to Pemetrexed	—	—	—	31 (94%)	16 (100%)	47 (96%)
Serious TEAE	13 (41%)	5 (31%)	18 (38%)	14 (42%)	9 (56%)	23 (47%)
Serious related TEAE (any study treatment)	3 (9%)	—	3 (6%)	6 (18%)	5 (25%)	11 (22%)
Grade 3 or 4 TEAE	17 (53%)	10 (63%)	27 (56%)	24 (73%)	15 (94%)	39 (80%)
TEAE leading to discontinuation of any study treatment	2 (6%)	2 (13%)	4 (8%)	11 (33%)	3 (19%)	14 (29%)
TEAE leading to discontinuation of IO102	2 (6%)	—	2 (4%)	6 (18%)	—	6 (12%)
TEAE leading to discontinuation of Pembrolizumab	2 (6%)	2 (13%)	4 (8%)	6 (18%)	2 (13%)	8 (16%)
TEAE leading to discontinuation of Carboplatin	—	—	—	0 (0%)	1 (6%)	1 (2%)
TEAE leading to discontinuation of Pemetrexed	—	—	—	10 (30%)	3 (19%)	13 (27%)
TEAE leading to dose interruption of Pembrolizumab	12 (38%)	10 (63%)	22 (46%)	22 (67%)	9 (56%)	31 (63%)
Fatal TEAE	1 (3%)	1 (6%)	2 (4%)	3 (9%)	—	3 (6%)

The distribution of high-grade AEs (CTCAE grade 3 or higher, including fatal) is shown below.

Cohort A (PD-L1 ≥50%): The most frequent high-grade AEs in cohort A1 (experimental, N=32), were infections, 18.8%, followed by vascular disorders, 15.6%. In A2 (control, N=16) the most common high grade AE was infections and infestations reported in 25.0% of patients.

Cohort B (PD-L1 <50%): The most frequent high-grade AEs in cohort B1 (experimental, N=33), were blood and lymphatic system disorders, in 39.4% of patients with 62.5% in B2 (control, N=16).

When comparing the experimental treatment in Cohort A and B with the control treatment, the safety data appears largely comparable, which suggests there was no increased frequency or severity of adverse events compared with the control arm.

Table 7.1: AEs ≥ Grade 3 in at Least 5% of Patients/Cohort (Phase 2)

System Organ Class	A1 32	A2 16	B1 33	B2 16
Blood and lymphatic system disorders	2 (6.3%)	0 (0%)	13 (39.4%)	10 (62.5%)
Cardiac disorders	3 (9.4%)	0 (0%)	0 (0%)	1 (6.3%)
Gastrointestinal disorders	1 (3.1%)	0 (0%)	4 (12.1%)	3 (18.8%)
General disorders and administration site conditions	0 (0%)	2 (12.5%)	5 (15.2%)	1 (6.3%)
Hepatobiliary disorders	0 (0%)	0 (0%)	1 (3.0%)	0 (0%)
Infections and infestations	6 (18.8%)	4 (25.0%)	8 (24.2%)	4 (25.0%)
Injury, poisoning and procedural complications	1 (3.1%)	0 (0%)	1 (3.0%)	0 (0%)
Investigations	3 (9.4%)	0 (0%)	4 (12.1%)	3 (18.8%)
Metabolism and nutrition disorders	2 (6.3%)	3 (18.8%)	3 (9.1%)	1 (6.3%)
Musculoskeletal and connective tissue disorders	1 (3.1%)	0 (0%)	3 (9.1%)	0 (0%)
Neoplasms benign, malignant and unspecified	2 (6.3%)	1 (6.3%)	0 (0%)	0 (0%)
Nervous system disorders	0 (0%)	0 (0%)	3 (9.1%)	1 (6.3%)
Renal and urinary disorders	0 (0%)	2 (12.6%)	1 (3.0%)	0 (0%)
Respiratory, thoracic and mediastinal disorders	3 (9.4%)	3 (18.8%)	3 (9.1%)	0 (0%)
Vascular disorders	5 (15.6%)	1 (6.3%)	2 (6.1%)	0 (0%)

Adverse events experienced by ≥5% of patients entered into Phase 1 are provided below (date of data cutoff March 12, 2021).

Table 7.2: AEs ≥ Grade 3 in at Least 5% of Patients/Cohort (Phase 1)

System Organ Class	A: IO102+pembrolizumab n=6	B: IO102+pembrolizumab+ chemotherapy n=6
Blood and lymphatic system disorders	0 (0%)	4 (66.7%)
Cardiac disorders	0 (0%)	0 (0%)
Gastrointestinal disorders	1 (16.7%)	0 (0%)
General disorders and administration site conditions	0 (0%)	1 (16.7%)
Infections and infestations	0 (0%)	1 (16.7%)
Investigations	1 (16.7%)	0 (0%)
Metabolism and nutrition disorders	0 (0%)	2 (33.3%)
Musculoskeletal and connective tissue disorders	1 (16.7%)	0 (0%)
Neoplasms benign, malignant and unspecified	0 (0%)	0 (0%)
Nervous system disorders	0 (0%)	0 (0%)
Renal and urinary disorders	0 (0%)	0 (0%)
Respiratory, thoracic and mediastinal disorders	1 (16.7%)	1 (16.7%)
Skin and subcutaneous tissue disorders	1 (16.7%)	0 (0%)
Vascular disorders	0 (0%)	0 (0%)

Squamous Cell Carcinoma of the Head and Neck Cancer (SCCHN)

SCCHN includes cancers of the oral cavity, oropharynx, hypopharynx and larynx, and is one of the most common tumor types worldwide. In the United States, cancers of the oral cavity, oropharynx, hypopharynx and larynx are expected to occur in more than 66,600 patients and more than 14,600 are expected to die. Locoregional SCCHN is treated with curative intent, but at a cost of functional impairment and locoregional recurrence or metastatic disease.

Standard first-line treatment for recurrent or metastatic (R/M) disease that is not amenable to local therapy was for more than a decade, cetuximab, an anti-epidermal growth factor receptor (EGFR) antibody, plus chemotherapy with platinum and 5-fluorouracil (the EXTREME regimen), which provides a mOS of about 10 months and is associated with substantial adverse events, according to Vermorken (New England Journal of Medicine 2008).

According to Burtness (Lancet 2019), in the KN-048 Phase 3 clinical trial, mOS with pembrolizumab was 12.3 months in patients with combined positive score (CPS) > 1% and 14.9 months in CPS > 20% versus 10.7 and 10.3 months with the EXTREME regimen. In the overall population, the mOS with pembrolizumab plus chemotherapy was 12.3 versus 10.7 months with EXTREME. Based on above pembrolizumab plus platinum and 5-fluorouracil is an appropriate first-line treatment for R/M SCCHN and pembrolizumab monotherapy is an appropriate first-line treatment for PD-L1-positive recurrent or metastatic SCCHN. Pembrolizumab with or without chemotherapy did not improve the ORR versus EXTREME. ORR ranged from 17 to 23% with pembrolizumab versus 35-36% with EXTREME, pending on the CPS.

A significant number of cancer patients fail to respond to immunomodulatory agents regardless of PD-L1 expression, presumably because of tumor resistance mechanisms against immune attacks. According to Burtness (Lancet 2019), the two year OS in first-line R/M SCCHN ranged from 38% to 27%, pending on the CPS. Consequently, there is a large unmet need for improved combination therapies enhancing anti-PD1 efficacy without an increase in toxicity.

Besides anti-PD-1, investigations into the immune landscape of SCCHN provide a strong rationale to test agents targeting other immunomodulatory pathways such as IDO and arginase, either as monotherapy or in combination with other therapies.

The head and neck cancer market was expected to generate $3 billion in revenue in 2021 and is expected to grow to $5.8 billion by 2026.

•
We are planning another development track in curative settings with neo-adjuvant (before surgery or radiotherapy)/adjuvant treatment (after surgery or radiotherapy). SCCHN may be one of these indications.
•
We are also considering investigating the dual epitope strategy in first-line setting of previously untreated solid tumors. R/M SCCHN may be one of these indications.

The ongoing and planned investigator-initiated trials will provide learnings that we can use in our own development of IO102-IO103, including in our planned first-line basket trial. See “—Additional trials in other first-line indications and neo-adjuvant and adjuvant settings” for additional details on these trials.

Development of Dual Epitope IO102-IO103 in Neo-Adjuvant/Adjuvant Settings

One ongoing investigator-initiated trial at the St Luc Hospital in Belgium (HN1901) is testing the effect of single epitopes (IO102 and IO103) and later dual epitopes (e.g. IO102-IO103) as neo-adjuvant therapy (before surgery) on the TME in a randomized Phase 2 Umbrella trial in patients with resectable SCCHN. Treatment is short term with up to 3-4 weekly injections and patients are randomized against no treatment (observation before surgery as standard of care).

The primary objective is to evaluate T cell epitope specific response in blood after injections and the secondary objectives include safety, tolerability and anti-tumor effects of the epitopes tested. Translational Research will also be investigated (see Table 10 below). As of an August 2021 data cutoff, seven patients were enrolled in the HN1901 trial – four in the IO102 single epitope treatment arm and three patients in the control arm (where no treatment prior to surgery is received). The four IO102-treated patients had an aggregate of five primary tumors. Of these tumors, two tumors changed from an intermediate to a high immunoscore, a measure of how well a body’s immune cells surround and enter a tumor, two tumors remained unchanged, and one tumor had a reduced immunoscore. In the control arm, two patients maintained a stable immunoscore and one patient went from a high to intermediate immunoscore. In the IO102 treatment arm, only CTCAE grade 1-related adverse events were recorded. No serious adverse events related to the study drug were reported. No delays in standard treatment due to side effects were observed. Among the IO102-treated patients, diffusion imaging analysis showed a decrease in the median apparent diffusion coefficient (mADC) after treatment in two patients (-11% and -14%) but not in one patient. One evaluable patient in the control arm did not show changes in mADC. Diffusion imaging analysis was not conducted for one patient in the IO102 treatment arm and for two patients in the control arm.

Another investigator-initiated trial in SCCHN is planned at an academic site in the U.S. This trial will investigate dual epitope (IO102-IO103) therapy in combination with anti PD-1 as neo-adjuvant therapy before surgery followed by adjuvant therapy after surgery in patients with SCCHN.

Bladder Cancer

UBC is a common malignancy, and was expected to occur in almost 84,000 patients in the United States in 2021. It was expected to account for approximately 17,200 deaths in 2021. In the vast majority of patients, tumors are of the transitional cell subtype. Similar to other malignancies, UBC has a high rate of survival if diagnosed early (>90%); however, even regional spread results in a decline in the five-year survival rate to under 50%. Approximately 75% of newly diagnosed cases of bladder cancer in the United States are early stage and non-muscle invasive disease. Low grade Ta lesions and high-grade T1 lesions have similar recurrence rates near 50%; however, high grade T1 lesions have a higher chance of progression than Ta lesions.

While a majority of cases treated with bladder cancer have a favorable prognosis, non-muscle invasive bladder cancer (NMIBC) represents a heterogenous group of diseases to which risk stratification is important to further prognosticate and guide management. Multiple efforts have been made to risk stratify patients, and NMIBC is generally classified into low, intermediate, and high-risk (T1, high-grade Ta, or carcinoma in situ/Tis) groups (Table 8). Despite continued Bacillus Calmette-Guérin (BCG) therapy, high risk groups have over a 30% recurrence risk at year one and an over 50% recurrence chance at year five. Moreover, disease progression rates are nearly 20% in high risk patients. Patients who do experience disease progression often must undergo radical cystectomy, an invasive procedure with high mortality rates.

Atezolizumab and pembrolizumab are both approved first-line agents in the metastatic setting and avelumab is approved as maintenance after first-line chemotherapy. Pembrolizumab furthermore has an indication in NMIBC refractory to BCG therapy, as previously discussed. Therefore, targeting the PD-L1 pathway is a clinically effective strategy in treating bladder cancer, including in the NMIBC, BCG-unresponsive setting.

Table 8: American Urology Association (AUA) Risk Stratification for Non-Muscle Invasive Bladder Cancer

Low Risk	Intermediate Risk	High Risk
• Papillary urothelial neoplasm of low malignant potential • Low grade urothelial carcinoma • Ta and • ≤3 cm and • Solitary	• Low grade urothelial carcinoma • T1 or • >3 cm or • Multifocal or • Recurrence within 1 year	• High grade urothelial carcinoma • CIS or • T1 or • >3 cm or • Multifocal

	• High grade urothelial carcinoma	• Very high risk features (any):
	• Ta and • ≤3 cm and • Solitary	• BCG unresponsive • Variant histologies • Lymphovascular invasion • Prostatic urethral invasion

* Within each of these risk strata an individual patient may have more or less concerning features that can influence care.

The bladder cancer market was expected to generate $2.3 billion in revenue in 2021 and is expected to grow to $9.3 billion by 2026.

We are considering investigating the dual epitope strategy in first-line setting of previously untreated solid tumors. Muscle invasive bladder cancer may be one of these indications. An ongoing BCG shortage has officially been recognized by expert panels and professional societies as complicating therapeutic access for patients with NMIBC. This poses a unique opportunity for us and our T-win platform.

Ongoing and planned investigator-initiated trials will provide learnings that we can use in our own development of IO102-IO103, including in our planned first-line basket trial. See Tables 10 and 11 below for additional details on these trials. Based on the above, IO102-IO103 is planned to be tested in an investigator-initiated trial at a U.S. academic site in combination with anti PD-1 antibody in anti PD-1 naïve, BCG refractory non-muscle invasive bladder cancer.

Future Clinical Development in First-Line Indications

In addition to the ongoing clinical trials discussed above, we are executing a Phase 2 basket trial, IOB-022, which will enable us to investigate multiple solid first-line tumor indications in anti PD-1/PD-L1 treatment naïve patients with metastatic disease such as NSCLC, UBC, or SCCHN. In the NSCLC portion of the trial we plan to investigate IO102-IO103 in patients expressing PD-L1 ≥50%, a patient population similar to Cohort A in our Phase 1/2 trial of IO102 in combination with pembrolizumab as first line treatment for patients with metastatic NSCLC.

Our planned basket trial will be a non-comparative, open label, unblinded trial and investigate the safety and efficacy of IO102-IO103 in combination with pembrolizumab in each of the following metastatic first-line indications:

•
NSCLC with PD-L1 ≥50%
•
SCCHN with CPS ≥20%
•
UBC with CPS ≥10%

We plan to first expand the sample size in Phase 2 and then pending the outcome move into a Phase 3 trial in one or more of these indications if a sufficiently strong efficacy signal is observed. The primary endpoints of the Phase 2 trial will be dual target of either ORR according to RECIST 1.1. or PFS at six months by investigator assessment. Secondary outcome measures will include PFS, duration of response, CRR, disease control rate, OS, time to response and safety reporting.

Figure 19: Schematic Clinical Development Diagram

Future Clinical Development in Neo-Adjuvant / Adjuvant Setting

In addition to first-line metastatic cancer indications, we also plan to investigate the dual epitope IO102-IO103 used before or after curatively intended surgery as a neo-adjuvant/adjuvant therapy. As with first-line cancer indications, we plan to conduct a Phase 2 basket trial, the IOB-032 trial, which will enable us to investigate multiple solid tumor indications in anti PD-1/PD-L1 naïve settings.

Our planned basket trial will investigate the safety and efficacy of IO102-IO103 in combination with anti-PD 1 in each of the below indications:

•
Melanoma
•
SCCHN
•
Additional indication(s)

We plan to first expand the sample size in Phase 2 and then move into a Phase 3 trial in one or more of these indications if a sufficiently strong efficacy signal is observed and the tolerability data are generally consistent with previous clinical trials.

Figure 20: Schematic Clinical Development Diagram

Additional Trials in Other First-Line Indications and Neo-Adjuvant and Adjuvant Settings

There are multiple potential indication expansion opportunities in various cancer settings with limited anti-PD-1 mAb efficacy or tolerability and toxicity concerns. Both IDO and PD-L1 are highly expressed in numerous other solid tumor indications where anti PD-1-mAb is also approved. Therefore, we believe the potential for the dual epitope IO102-IO103 product candidate in combination with anti PD-1-mAB is significant beyond first-line treatment of advanced melanoma—both as a first-line treatment, but also as a neo-adjuvant (before surgery)/adjuvant (after surgery) therapy. A series of investigator-initiated trials have been completed and others are ongoing that will inform our own development, including our planned basket trials. Safety data from these trials is included in the tables below.

Table 9: Adverse Events Summary of Completed Investigator Initiated Trials

The following table summarizes adverse events reported by the clinical investigators:

Table 10: Ongoing Investigator Initiated Trials

* As of August 2021, the total number of patients enrolled is 7.

Additionally, the following table describes currently planned investigator-initiated trials.

Table 11: Planned Investigator Initiated Trials

The clinical trials listed in Tables 10 and 11 above are investigator-initiated trials and accordingly we do not have control over the timing of such trials.

IO102 (IDO)

IO102 is our fully-owned novel product candidate containing a single IDO-derived peptide sequence designed to engage and activate IDO-specific human T cells. This is different from small molecule IDO inhibitors, such as epacadostat, which are designed to block IDO expression on cells. IO102 is the second generation IDO therapy investigated by us. The first IDO therapy we investigated, IO101, is a 9-amino acid peptide investigated in a Phase 1 trial in patients with metastatic NSCLC. The IO101 peptide is an HLA-A2-restricted, IDO-derived CD8+ T cell epitope. IO102 comprises the original CD8+ T cell epitope encoded by IO101 but also contains additional CD8+ T cell epitopes as well as CD4+ T cell epitopes.

IO102 is currently being tested in a randomized Phase 1/2 trial in combination with pembrolizumab standard-of-care in first-line treatment of patients with metastatic NSCLC.

Preclinical Development

IO102 is designed to selectively engage and activate cancer patients’ own T cells to attack IDO-expressing target cells. The activated T cells have demonstrated cytotoxic responses against IDO+ target cells (both tumor cells as well as immune cells) in vitro (Figure 21 below). Further, co-culture of IDO- specific T cells augments expansion of effector T cells against viral and/or tumor antigens such as cytomegalovirus (CMV) (Figure 22 below) and melanoma antigen recognized by T cells (MART-1), illustrating the immunomodulatory function of IDO-specific T cells.

The anti-tumor activity of murine IDO targeting peptide immunotherapy (mIO102) has been demonstrated in many syngeneic tumor models, with data supporting the mechanism of action and validating the treatment approach.

mIO102 treatment has demonstrated synergistic and durable anti-tumor activity in combination with aPD-1 in a preclinical model where IDO expression is confined to the immune cells in the TME (Figures 23 and 24 below).

The anti-tumor activity of mIO102 was accompanied by a substantial reduction of IDO1 expression in TME (Figure 25 below). In contrast, animals treated with the IDO inhibitor, epacadostat, exhibited little changes in the IDO expression in TME with no durable responses, highlighting the differential MoA between IO102 and IDO small molecule inhibitors.

This preclinical data generated for IO102 compared to epacadostat has informed our decision to pursue our dual mechanism approach rather than an approach focused on small molecule inhibition of IDO.

Finally, in an anti-PD-1 refractory, ‘cold’ tumor model (B16F10 melanoma), mIO102 treatment demonstrates synergistic anti-tumor activity when combined with tumor associated antigen (TAA) peptide immunotherapy (Figure 26). The anti-tumor activity of mIO102, but not TAA, correlates with the reduction of immunosuppressive, IDO+ myeloid cell types, as well as the reduction of regulatory T cells. Given that murine regulatory T cells do not themselves express IDO, the latter observation supports the notion that mIO102 treatment leads to modulation of the TME into a more proinflammatory environment. Finally, a concomitant increase in infiltrating antigen-specific T cells in the TME was observed in the treated animals (Figure 27 below).

Figure 27: mIO102 treatment leads to reduction of IDO+ myeloid suppressor cells and Treg, with concomitant expansion of TAA-specific CD8$^+$ T cells

TAA-specific CD8⁺ T-cells
IDO+ immune suppressive myeloid cells
(MDSC = myeloid derived suppressor cells; MØ = macrophages; DC = dendritic cells)
Regulatory CD4⁺ T-cells
% Dextra gp100⁺ / CD8⁺
% IDO⁺/ MDSC
% IDO⁺ / Mθ⁺
% IDO⁺/ DC
% FoxP3⁺ / CD4⁺
NS
*
**
***
Vehicle
TAA (gp100)
mIO102
TAA + mIO102

B16 tumor bearing mice were vaccinated with either tumor antigen (gp100) , mIO102, or both. Intratumorally cell types were quantified with flow cytometry. One-tailed unpaired Student's *t* test was used to determine significance (**p*≤0.05, ***p*≤0.01, ****p*≤0.001)

Clinical Development of IO102

As described above, our second generation IDO compound, IO102, is currently being tested in an open-labelled, randomized Phase 1/2 trial in combination with pembrolizumab with or without chemotherapy as first-line treatment for patients with metastatic NSCLC. Continued development of IO102 will be with IO103 and potentially with IO112 and other antigens as part of multiantigen approaches.

IO103 (PD-L1)

IO103 is our fully-owned, novel product candidate containing a single PD-L1-derived peptide designed to engage and activate PD-L1 specific human T cells.

PD-1 and its ligand PD-L1 constitute an important immune regulatory pathway. The interaction between PD-1 and PD-L1 negatively regulates the proliferation and cytokine production of T cells. Accordingly, cancers upregulate PD-L1 to evade the host immune system and PD-L1 expression is correlated with increased tumor aggressiveness and poor prognosis. PD-L1 expression has been reported for both hematological cancer and solid tumors.

IO103 was tested in a single-arm Phase 2 trial assessing IO103 as a monotherapy in patients with Basal Cell Carcinoma (BCC) of the skin.

Preclinical Development

IO103 is designed to selectively engage and activate cancer patients’ own T cells to attack PD-L1-expressing target cells. The activated T cells have demonstrated cytotoxic responses against PD-L1+ target cells (both tumor cells as well as immune cells) in vitro (Figure 28 below). Further, PD-L1- specific T cells augments expansion of other effector T cells against viral and/or tumor antigens such as CMV (Figure 29 below) and MART-1, illustrating the immunomodulatory function of PD-L1-specific T cells.

As shown below, we observed the anti-tumor activity of murine PD-L1 targeting peptide immunotherapy (mIO103) in a syngeneic model.

Figure 30: Anti-Tumor Activity of Murine PD-L1 Targeting Peptide Immunotherapy in Syngeneic Model

Clinical Development of IO103

IO103 was investigated in a small, mechanism of action focused Phase 2a trial of 10 patients with resectable BCC on a standalone basis. IO103 has previously been investigated in a first in-human study in patients with multiple myeloma and in smoldering myeloma (Tables 9 and 10 above). The primary objective was to investigate objective and relative (%) reduction of the target lesion as well as the tolerability and immunogenicity after treatment with IO103 in patients with BCC.

Ten patients with resectable BCC were treated with up to nine injections. Adverse events observed during each of the trials were grade 1–2 and most of these grade 1-2 adverse events were injection site reactions. One patient had a history of decreased vision due to wet age-related macular degeneration prior to inclusion in the trial. This adverse event was not deemed related to treatment with IO103.

Table 12: Adverse Events by CTCAE Grade and Frequency

Adverse event	Grade 1, n (%)	Grade 2, n (%)
Injection site reaction	10 (100)	—
Flu-like symptoms after injection	1 (10)	—
Deterioration of vision due to worsening known age-related macular degeneration	—	1 (10)
Traumatic eye injury	—	1 (10)

All patients exhibited peptide specific immune responses in T cells and in skin-infiltrating lymphocytes. IO103’s continued development will be exclusively as part of the dual epitope candidate IO102-IO103 and potentially other dual epitope candidates combined with our antigens or multi-antigen developments.

IO112 (Arginase 1)

IO112 is our fully-owned, novel product candidate containing a single Arginase 1-derived peptide designed to engage and activate Arginase 1-specific human T cells. IO112 is designed to target T cells that recognize epitopes derived from Arginase 1, which is an immunoregulatory enzyme highly expressed in difficult-to-treat tumors associated with high levels of MDSCs including colorectal, breast, prostate and pancreatic and ovarian cancers.

Arginase 1 contributes to immune regulation by catabolizing and limiting the availability of arginine, an essential amino acid for immune effector cell survival and growth. Arginase overproduction by immune suppressive cells like myeloid derived suppressor cells and tolerogenic dendritic cells is a well-documented tumor escape mechanism. Increased levels of arginase have been detected on tumor and immune cells in several solid tumor types.

Preclinical Development

IO112 is designed to selectively engage and activate cancer patients’ own T cells to attack Arginase 1-expressing target cells. Upon activation, T cells secrete proinflammatory cytokines such as IFN and TNF, thereby contributing to immune modulation of microenvironment.

Immunotherapeutic activity of murine Arginase 1 peptide therapy (mIO112) has been observed in multiple Arginase 1-expressing tumor models. Arginase 1 treatment resulted in a concomitant reduction of Arginase 1+ cells and an increased influx of T cells into the TME. The treatment approach enhanced the anti-tumor effect of an anti-PD-1 antibody treatment in a colon adenocarcinoma model, MC38.

Figure 31: Arginase 1 Therapy in Mouse Colon Cancer Model

Treatment combining Arginase 1 therapy and aPD-1 treatment results in synergistic response in a mouse colon cancer model, MC38 (A). In this model, mIO112 treatment (and in combination with aPD-1) results in increased influx of immune cells into TME while promoting enrichment of M1 macrophages (B). In another model (fibrosarcoma, MCA205), increased influx of T cells (CD3 staining) and reduction of Arginase 1-expressing cells in the TME was observed in mice treated with Arginase 1 therapy (ovalbumin (OVA) used as irrelevant peptide control) (C).

Clinical Development of IO112

The next indications that we look to explore are difficult to treat cancers, and therefore IO112 is being tested in a single arm first-in-human Phase 1 trial in patients with arginase-positive solid tumors conducted at Copenhagen University. No data is yet available from this trial. This is an exploratory safety study to determine if this product can be advanced together with IO102-IO103 or as a component of other multiantigen approaches.

Longer term, we are considering investigating our product candidates in difficult to treat tumors which often express high levels of arginase, such as colorectal, breast, prostate, pancreatic and ovarian cancer. These are all large indications with significant unmet medical need and large commercial potential.

Other Preclinical Compounds

In addition to IO102, IO103 and IO112, we are evaluating additional potential targets that we believe have potential for use in solid tumors. All our compounds in preclinical development target well-documented immunosuppressive molecules that are known to be overexpressed in the TME across a wide range of tumors. These targets are differentially expressed on tumors compared to normal tissue and cover multiple cancer indications. For example, we are evaluating the potential anti-tumor effect of a novel immune-modulatory cancer therapy using TGF-ß-derived peptides (IO170) in murine tumor models. Transforming growth factor-ß (TGF-ß) is one of the key molecules that contribute to immunosuppression and it is produced in large amounts in the TME by not only cancer cells but also by suppressive and regulatory cells.

Collaborations

Agreements with Herlev University Hospital (Herlev)

Option Agreements with Herlev

We have entered into a number of agreements with Herlev in Denmark granting us options to acquire certain intellectual property rights related to our programs. The primary agreement governing these rights is Framework Assignment Agreement (the Framework Assignment Agreement) that we entered into with Herlev in May 2016. Under the Framework Assignment Agreement, Herlev grants us options to acquire licenses to data and assignments of patent rights in and to certain inventions related to activating or boosting T cells that react towards regulatory immune cells for the treatment and prevention of cancer (the Field) developed by Drs. Mads Hald Andersen and Inge Marie Svane. We have a period of three months after disclosure by Herlev of any applicable invention to exercise our option with respect to such invention in the Field. Upon exercise of any option, we will negotiate in good faith with Herlev regarding the terms of an assignment agreement for such invention in the Field. If we are unable to agree to terms of such assignment within six months of exercise of the option, Herlev will have no further obligation to continue negotiations with respect to such invention.

The Framework Assignment Agreement will continue until termination by either party. Under the Framework Assignment Agreement, either party may terminate the agreement (1) for convenience, upon six months’ prior written notice or (2) for the other party’s uncured material breach. Termination of the Framework Assignment Agreement for any reason will not affect any assignment agreement entered into prior to such termination.

We have exercised our options granted under the Framework Assignment Agreement, and other option agreements with Herlev, and obtained assignments and licenses related to certain inventions, including inventions related to our lead product candidates, IO102, IO103 and IO112.

Assignment Agreements with Herlev

In January 2015, January 2017 and December 2018, respectively, we exercised options granted by Herlev, and acquired Herlev’s rights and title in and to the patent applications related to Indoleamine 2, 3-dioxygenase based immunotherapies, PD-L1-based immunotherapies and PD-LI peptides for use in cancer vaccines, such as our T-win product candidates, and Arginase specific T cells. In connection with such acquisitions, Herlev has also granted us non-exclusive licenses under any clinical data related to such patent rights arising at Herlev for the purpose of developing and commercializing the inventions and patent rights. The agreements pursuant to which we have obtained these rights and licenses (the Assignment Agreements) are non-terminable.

Pursuant to the Assignment Agreements and other similar agreements with Herlev, we have paid and are obligated to pay future contingent payments and royalties, including upon achieving potential regulatory milestones and low single digit royalties on net sales from sales of products incorporating the acquired patent rights and other revenues arising from the acquired patent rights. Upon the occurrence of a change of control, stock or asset sale or IPO, certain outstanding milestone payments under such agreements became due immediately in the aggregate of approximately DKK 13.2 million (which is approximately $2.1 million based on the exchange rate of DKK 6.54 to one U.S. dollar on December 31, 2021). This was triggered by our IPO in November 2021, and has subsequently been paid. We have the right to buy-out all remaining payment obligations under the each Assignment Agreement at any time by paying DKK 20 million (for each of the PD-L1 technology and IDO technology) or DKK 10 million (for the Arginase technology) to Herlev.

Under the Assignment Agreements, we control all rights to the covered patents and, with respect to the PD-L1 and Arginase technology, are required to use our best reasonable efforts to manage, prosecute, maintain and enforce, and we are not permitted to abandon, the acquired patent rights certain markets, including Denmark and certain other EU countries, the UK, the US, Canada, Japan and China.

Research Agreements with Herlev

In connection with the Framework Assignment Agreement, we entered into a Framework Cooperation Agreement (the Framework Cooperation Agreement) with Herlev, in which we agreed to cooperate with Herlev, either through co-financed research or sponsored research, for certain agreed-upon research programs to develop therapies aimed at activating or boosting T cells that react towards regulatory immune cells for the treatment and prevention of cancer (the Field). Pursuant to the Framework Cooperation Agreement, we will have the option to acquire all intellectual property rights in inventions developed in the course of any research program, under the terms of the Framework Assignment Agreement. The Framework Cooperation Agreement does not have a set expiration date, but may be terminated by either party (1) for convenience, upon six months’ prior written notice, or (2) for the other party’s uncured material breach.

Each research program under the Framework Cooperation Agreement will be conducted under a separate cooperation agreement (each, a Cooperation Agreement). We are currently engaged in six co-financed or sponsored research programs in the Field, each under a separate Cooperation Agreement. Each Cooperation Agreement will continue until the completion of the applicable research program, and either party may terminate such Cooperation Agreement, (1) for convenience, upon three months’ prior written notice, or (2) for the other party’s uncured material breach.

Additionally, we have entered into a separate agreement with Herlev pursuant to which we were obligated to pay a cash fee in the amount of DKK 5.0 million (which is approximately $0.8 million based on the exchange rate of DKK 6.54 to one U.S. dollar on December 31, 2021) upon the occurrence of a change of control, stock or asset sale or IPO. This was triggered by our IPO in November 2021, and has subsequently been paid.

Clinical Trial Collaboration and Supply Agreements with MSD International GmbH

November 2021 Agreement

In November 2021, we entered into a Clinical Trial Collaboration and Supply Agreement (the CTCSA) with MSDIG, an affiliate of Merck, and MSD International Business GmbH (MSDIB), another affiliate of Merck, (collectively, MSD). Under the CTCSA, we will collaborate with MSD regarding the conduct of our international Phase II trial for our compounds, IO102 and IO103, in combination with MSD’s pembrolizumab, a humanized anti-human PD-1 monoclonal antibody, for the treatment of metastatic NSCLC, SCCHN or UBC (the “Trial”). Under the CTCSA, we will act as the sponsor of the Trial at our cost, and MSD will supply pembrolizumab for use in the Trial. Neither party will have any obligation to reimburse costs incurred by the other party in connection with the Trial or the supply of pembrolizumab, except upon certain breach or early termination events.

The CTCSA will remain in effect until we provide MSD with the top-line results and a final report of the results, promptly after the Trial is completed, unless terminated earlier by either party for the other party’s material breach if such party fails to cure such breach within the specified cure period, or upon certain other occurrences specified in the CTCSA.

September 2021 Agreement

In September 2021, we entered into an additional Clinical Trial Collaboration and Supply Agreement (the MSD Agreement) with MSDIG, and MSDIB to collaborate regarding the conduct of our international Phase 3 trial for the Company’s compounds, IO102-IO103, in combination with MSD’s anti-PD-1 therapy, Keytruda, for the treatment of advanced melanoma (the MSD Study). Each party is required to use commercially reasonable efforts to supply its compound, at its own cost, for use in the MSD Study. Under the MSD Agreement, we will act as the sponsor of the MSD Study at our cost (except for the cost of the supply of Keytruda from MSD and certain other internal costs incurred by MSD in conducting the MSD Study).

Under the MSD Agreement, all clinical data besides the data arising from the arm of the MSD Study involving only Keytruda will be jointly owned by us and MSD. All inventions relating to the combined use of IO102-IO103 and Keytruda arising from the MSD Study will also be jointly owned by us and MSD. We do not have the right under these jointly owned inventions to research, develop or commercialize any PD-1 antagonist and MSD does not have the right under the jointly owned inventions to research, develop or commercialize any peptide vaccine, such as our T-win product candidates, containing an IDO- or PD-L1-derived peptide. We have the first right to enforce such jointly owned patents. We will own all rights in any inventions or improvements arising from the MSD Study relating solely to or solely covering IO102-IO103 or any a compound that is a peptide vaccine, such as our T-win product candidates, containing an IDO- or PD-L1-derived peptide and MSD will own all rights in any inventions or improvements arising from the MSD Study relating solely to or solely covering Keytruda or any PD-1 antagonist. The parties agreed that positive clinical data from the MSD Study may be used to obtain label changes for each party’s respective compounds to add an indication for combination therapy.

Under the MSD Agreement, MSD has a limited time right of first negotiation to enter into a definitive agreement with us to develop and commercialize IO102 or IO103. We will be free to negotiate with third parties regarding rights to IO102 or IO103 if MSD does not exercise its right of first negotiation within the exercise period or if the parties are not able to enter into an agreement during the negotiation period.

The MSD Agreement will remain in effect until delivery of the MSD Study’s final analysis by us to MSD, unless terminated earlier by either party: (1) for the other party’s material breach if such party fails to cure such breach within the specified cure period; (2) upon a good faith determination by the terminating party that there is a patient safety concern regarding the MSD Study; (3) if any regulatory authority takes any action that prevents the terminating party from supplying its compound for the MSD Study; (4) if the terminating party determines to withdraw any regulatory approval for its compound or discontinue development of its compound; or (5) for the other party’s failure to comply with its anti-corruption obligations. Upon termination by MSD due to our material breach or our failure to perform any obligations related to anti-corruption laws, we are required to reimburse MSD for the direct and indirect manufacturing costs incurred by MSD in delivering its compound for the MSD Study.

February 2018 Agreement

In February 2018, we entered into a Clinical Trial Collaboration and Supply Agreement (the Merck Collaboration Agreement) with MSDIG, an affiliate of Merck, to collaborate regarding the conduct of the Company’s international Phase 1/2 trial for the Company’s compound, IO102, in combination with MSDIG’s anti-PD-1 therapy, Keytruda (pembrolizumab), for the treatment of non-small cell lung cancer (the Study). Each party is required to use commercially reasonable efforts to supply its compound, at its own cost, for use in the Study. Under the Merck Collaboration Agreement, we will act as the sponsor of the Study at our cost (except for the cost of the supply of Keytruda from MSDIG and certain other internal costs incurred by MSDIG in conducting the Study).

Under the Merck Collaboration Agreement, all clinical data arising from the Study and all inventions relating to the combined use of IO102 and Keytruda arising from the Study will be jointly owned by us and MSDIG. We do not have the right under these jointly owned inventions to commercialize any PD-1 antagonist and MSDIG does not have the right under the jointly owned inventions to commercialize any peptide vaccine, such as our T-win product candidates, containing an IDO-derived peptide. The parties are jointly responsible for prosecuting and maintaining the joint patents, and we have the first right to enforce the joint patents. We will own all rights in any inventions or improvements arising from the Study relating solely to or solely covering IO102 or any a compound that is a peptide vaccine, such as our T-win product candidates, containing an IDO-derived peptide and MSDIG will own all rights in any inventions or improvements arising from the Study relating solely to or solely covering Keytruda or any PD-1 antagonist.

During the term of the Merck Collaboration Agreement and for six months thereafter, each party has the option to propose an amendment to the Merck Collaboration Agreement or a new agreement for a registration study for the combination of IO102 and Keytruda for the treatment of non-small cell lung cancer. If either party makes such a proposal, the other party is obligated to negotiate in good faith the terms of such an amendment or agreement. In addition, we are obligated to offer MSDIG the option of participating in a registration study for the treatment of non-small cell lung cancer using IO102 in combination with Keytruda before we enter into an agreement with any third party to conduct a registration study for non-small cell lung cancer for IO102 in combination with a PD-1 antagonist.

The Merck Collaboration Agreement will remain in effect until delivery of the final study report for the Study by the Company, unless terminated by either party: (1) for the other party’s material breach if such party fails to cure such breach within the specified cure period; (2) upon a good faith determination by the terminating party that there is a patient safety concern regarding the Study; (3) if any regulatory authority takes any action that prevents the terminating party from supplying its compound for the Study; (4) if the terminating party determines to withdraw any regulatory approval for its compound or discontinue development of its compound; or (5) for the other party’s failure to comply with its anti-corruption obligations. Upon termination by MSDIG due to our material breach or our failure to perform any obligations related to anti-corruption laws, we are required to reimburse MSDIG for the direct and indirect manufacturing costs incurred by MSDIG in delivering its compound for the Study.

Clinical Trial Research Agreement with Cliniques Universitaires Saint-Luc

In November 2019, we entered into a Clinical Trial Research Agreement (the Clinical Trial Agreement) with Cliniques universitaires Saint-Luc (Saint-Luc) in Belgium in order to conduct an investigator-initiated study regarding the activity and safety of peptide-based immunotherapy in the pre-operative setting for patients with squamous-cell carcinoma of the head and neck (the Saint-Luc Study). The Saint-Luc Study is designed as an umbrella trial enabling the testing of multiple of our compounds, including IO102, IO103 and IO112, after initial testing of IO102 in a monotherapy setting. We are responsible for payment of costs associated with the Saint-Luc Study in accordance with an agreed-upon budget.

Saint-Luc is the sponsor of the Saint-Luc Study and owns all inventions arising from, and data and results generated in, the Saint-Luc Study, and has agreed to grant us an exclusive license to all data and results generated during the Saint-Luc Study. In addition, we have the exclusive right to evaluate, prepare, file, prosecute and maintain patent rights related to any inventions, and we will own all such patented inventions. Saint-Luc is required to take all actions necessary to assign rights in any such patents to us.

The Clinical Trial Agreement will continue for the term of the Saint-Luc Study, unless terminated earlier by either party for convenience or the other party’s material breach, subject to applicable notice and cure periods. In addition, we have the right to terminate the Clinical Trial Agreement for various reasons related to the conduct of the Saint-Luc Study.

Competition

Our industry is intensely competitive and subject to rapid and significant technological change. While we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face substantial competition from major pharmaceutical companies and biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and established collaborative arrangements for the research, development, manufacturing and commercialization of cancer immunotherapies. Many of our competitors have significantly greater financial, technical and human resources. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

We face competition with respect to our current product candidates, and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue immune-oncology treatments.

Specifically, there are many companies that commercialize or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies such as Amgen, AstraZeneca, BMS, Merck, Novartis, Pfizer and Roche, and its subsidiary Genentech.

In melanoma specifically, the dominant market players are nivolumab, marketed by BMS and Ono, nivolumab & ipilimumab, marketed by BMS and Ono, and pembrolizumab, marketed by Merck. We are also aware of several companies testing their compounds in combination with nivolumab or pembrolizumab. Among those in late stage development are Nektar Therapeutics (bempegaldesleukin) and BMS (relatlimab), the latter of which was recently approved by the FDA. In earlier stage development there are also BioNTech with NEO-PV-01 and Karyopharm with selinexor.

We are not aware of any human peptides targeting the TME that are currently in late stage development for melanoma, NSCLC, bladder cancer or other solid tumors.

Our competitors may obtain regulatory approval of their products more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than us in manufacturing and marketing their products. Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy, or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them.

Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and a gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

The acquisition or licensing of pharmaceutical products is also very competitive. If we seek to acquire or license products, we will face substantial competition from a number of more established companies, some of which have acknowledged strategies to license or acquire products and many of which are bigger than us and have more institutional experience and greater cash flows than we have. These more established companies may have competitive advantages over us, as may other emerging companies taking similar or different approaches to product licenses and/or acquisitions. In addition, a number of established research-based pharmaceutical and biotechnology companies may acquire products in late stages of development to augment their internal product lines, which may provide those companies with an even greater competitive advantage.

Manufacturing and Supply

Our compounds are linear peptides formulated as lyophilized powders to ensure long-term shelf-life and reconstituted with water for injection and emulsified with adjuvant prior to subcutaneously administration. The manufacturing process of our compounds has multiple advantages over other immuno-oncology compounds. The manufacturing process is based on a well-understood process solid state peptide synthesis and data has proven our compounds to be stable for a long period at easy-to-administer temperatures. The cost of goods sold for both trials and commercial use is expected to be relatively low.

We currently do not own or operate any manufacturing facilities nor have any plans to do so in the foreseeable future. We rely on, and expect to continue to rely on, third-party contract development and manufacturing organizations to continue the development and the optimization of our product candidates and to ensure that suitable manufacturing processes are in place for both present scales and future commercial scales of production of our product candidates. This ensures that all products manufactured under our responsibility are done in accordance with relevant regulatory requirements and approval and includes those product materials intended for use in our preclinical and clinical testing, as well as commercial manufacture.

We believe that our strategy and workforce allow us to maintain an efficient infrastructure and ensure we do not need to invest in expensive manufacturing facilities and equipment. The personnel within the organization enable us to focus our expertise and resources on the development of our product candidates and the management of third parties.

To date, we have obtained active pharmaceutical ingredients from qualified facilities with the relevant expertise to manufacture our drug substances. Likewise, suitably qualified facilities with relevant experience have been used to manufacture our drug products. All third parties are assessed under our quality system and appropriate quality agreements to ensure compliance are in place. We maintain agreements with our manufacturers and ensure that confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates are in place.

We are in the process of further optimizing and developing our supply chain for each of our product candidates to ensure continuity of supply and capacity for intended commercial scales.

Commercialization

We hold worldwide development and commercial rights to our pipeline of immuno-oncology programs, and we intend to commercialize our product candidates, if approved, in key geographies. We do not currently have our own marketing, sales, or distribution capabilities. To commercialize IO102-IO103, if approved for commercial sale, we would have to develop a sales and marketing infrastructure.

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization to sell our products. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which our product candidates are being developed. We may selectively enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval if we believe these collaborations could maximize the value of our product candidates.

We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or assigned from third parties. We own the issued patents and patent applications relating to all compounds in our portfolio. Our policy includes seeking to protect our proprietary position by, among other methods, filing patent applications, in the United States and in jurisdictions outside of the United States, directed to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continued innovation, and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of immunotherapy. We also plan to rely on data exclusivity, market exclusivity, and supplementary protection certificates / patent term extensions (SPC/PTE) when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets and know-how; to obtain and maintain licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and other proprietary rights of third parties. For more information, please see “Risk Factors—Risks Related to Intellectual Property.”

Patents

Our patent portfolio currently comprises 13 separate patent families. These are numbered as Families 1 to 13 and are discussed in more detail below. The families are divided into groups based on therapeutic targets. Some of the families span more than one target, particularly with respect to the patents for our lead compounds directed to the target IDO (compound IO102) and target PD-L1 (compound IO103).

•
IO102 (IDO): We own four patent families covering compositions of matter and methods of treatment related to IO102, which were filed between 2009 and 2021. These are Families 1, 2, 3 and 13.
•
Family 1 is based on an international (PCT) application filed on April 17, 2009. Patents granted from this family will expire on April 17, 2029 based on a normal 20 year term. In the United States, a granted patent covering IO102 as a peptide composition of matter will expire on October 7, 2029 due to a patent term adjustment of 173 days. A separate pending application in the United States covers methods of treatment using IO102 and has received a notice of allowance. A further pending application in the United States will pursue claims explicitly directed to nucleotides encoding IO102. In other jurisdictions it is not typically necessary to present claims to peptides separately from nucleotides, nor is it typically necessary to present claims to compositions of matter separately from methods of treatment. Thus where possible all three types of claim appear in the same patent, but divisional applications are filed when appropriate. The family includes granted patents in Europe, China, Japan, Canada, Australia, Israel, New Zealand, Hong Kong and South Africa, each of which has claims covering IO102 as a compositions of matter and the local equivalent of methods of treatment using IO102. Each of these patents has the normal 20 year term expiring on April 17, 2029. The family also includes pending applications in the United States, and the European Patent Office (EPO).
•
Family 2 is based on a PCT application filed on March 3, 2017. Patents granted from this family will expire on March 3, 2037 based on a normal 20 year term. The family includes pending applications in the United States, Europe and Japan. Claims are directed to combined uses of IO102, IO103 and a checkpoint inhibitor.
•
Family 3 is based on a PCT application filed on November 23, 2018. Patents granted from this family will expire November 23, 2038 based on a normal 20 year term. The family includes pending applications in the United States, Europe, Japan and China. Claims are directed to combined uses of IO102, IO103 and a specific category of therapeutic antibody, i.e. those which operate via antibody-dependent cellular cytotoxicity (ADCC) mechanisms of action.
•
Family 13 is based on first filing made in the United Kingdom dated March 17, 2021. A PCT application was filed on August 31, 2021. National phase applications in other jurisdictions will be filed in due course.

Patents granted from this family will expire on August 31, 2041 based on a normal 20 year term. Claims are directed to combined uses of IO102, IO103 and anti-PD1 antibody.
•
IO103 (PD-L1): We own five patent families covering compositions of matter and methods of treatment related to IO103, which were filed between 2012 and 2021. These are Families 2, 3 and 13 listed above, plus Families 4 and 5 set out below.
•
Family 4 is based on a PCT application filed on October 17, 2012. Patents granted from this family will expire on October 17, 2032 based on a normal 20 year term. In the United States, a granted patent covering IO103 as a composition of matter and methods of treatment using IO103 will expire May 11, 2033 due to a patent term adjustment of 206 days. The family includes granted patents in China, Japan, Canada, and Brazil each of which has claims covering IO103 as a composition of matter and the local equivalent of methods of treatment using IO103. Each of these patents has the normal 20 year term expiring on October 17, 2032. A notice of allowance has been received from the EPO in respect of a pending application with claims covering IO103 as a composition of matter and the local equivalent of methods of treatment using IO103. The family also includes further pending applications in China and the EPO.
•
Family 5 is based on a PCT application filed on June 20, 2017. Patents granted from this family will expire on June 20, 2037 based on a normal 20 year term. The family includes pending applications in the United States, Europe, Japan and China. Claims are directed to IO103 and an alternative compound IO104.1, and uses thereof.
•
IO112 (Arginase 1): We own two patent families covering compositions of matter related to IO112, which were filed between 2017 and 2019. These are Families 6 and 7.
•
Family 6 is based on a PCT application filed on October 6, 2017. Patents granted from this family will expire on October 6, 2037 based on a normal 20 year term. In the United States, there is a granted patent with this expiry date which covers IO112 as a composition of matter and methods of treatment using IO112. The family includes pending applications in the United States, the EPO, China, Japan, Australia, Canada, Israel, Hong Kong, Republic of Korea, Mexico, and Singapore. This family is also relevant to Arginase 2.
•
Family 7 is based on a PCT application filed on September 24, 2019. Patents granted from this family will expire on September 24, 2039 based on a normal 20 year term. The family includes pending applications in the United States, the EPO, China, Japan, Australia, Canada, Israel, Republic of Korea, Mexico, and Singapore. The claims are directed to IO112, and uses thereof.
•
We have additional patent families relevant to the following targets:
•
TDO: We own one patent family based on a PCT application filed on September 15, 2015. This is Family 8. Patents granted from this family will expire on September 15, 2035 based on a normal 20 year term. The family includes granted patents in the United States, China, Europe, Australia, Japan, Israel and South Africa. The family also includes pending applications in the United States, the EPO, Canada, and New Zealand. Claims are directed to target candidates, and uses thereof;
•
PD-L2: We own one patent family based on a PCT application filed on October 13, 2017. This is Family 9. Patents granted from this family will expire on October 13, 2037 based on a normal 20 year term. The family includes pending applications in the United States, China, EPO, Hong Kong, and Japan. Claims are directed to target candidates, and uses thereof;
•
CCL22: We own one patent family based on a PCT application filed on September 16, 2016. This is Family 10. Patents granted from this family will expire on September 16, 2036 based on a normal 20 year term. The family includes a granted patent in Japan. A notice of allowance has been received for a pending application in the USA directed to compositions of matter comprising peptides. Two further pending applications in the USA will be directed to methods of treatment and nucleic acids. The family also includes pending applications in China, EPO, Australia, Canada, Hong Kong, Israel, New Zealand, and South Africa. Claims are directed to target candidates, and uses thereof;
•
Arginase 2: We own three patent families relevant to this target. The first is Family 6 as listed under IO112 (Arginase 1) above. The second is Family 11, based on a PCT application filed on November 14, 2019. Patents granted from this family will expire on November 14, 2039 based on a normal 20 year term The family includes pending applications in the United States, China, EPO, Japan, Australia, Canada, Israel, Republic of Korea, and Singapore. Claims are directed to target candidates, and uses thereof. The third family is Family 14, which consists of a UK application filed February 24, 2022. A PCT application will be filed February 24, 2023. Patents granted from this family will expire on February 24, 2042 based on a normal 20 year term Claims are directed to additional target candidates, and uses thereof; and
•
TGFbeta: We own one patent family based on a PCT application filed on June 4, 2020. This is Family 12. Patents granted from this family will expire on June 4, 2040 based on a normal 20 year term. The family includes pending applications in the United States, China, EPO, Japan, Australia, Canada, Israel, Mexico, Republic of Korea, and Singapore. Claims are directed to target candidates, and uses thereof.

Upon receipt of marketing approvals in each country, we will file applications for supplementary protection certificates or patent term extensions (SPC/PTE) as appropriate. These will provide up to an additional 5 years term of protection with respect to each extended patent, although there is no guarantee that we will be able to obtain such SPC/PTE. For more information, please see “Risk Factors—If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of marketing exclusivity for our product candidates, our business may be harmed.”

Trademark

We hold the trademark T-win in the European Union (Registered no. 017871048), the United States (Registered no. 5754675), China (Registered no. 33152486), Japan (Registered no. 6107125), and the United Kingdom (Registered no. 00917871048). The trademark of T-win is registered in class 5 (including pharmaceuticals and other preparations for medical purposes) and class 42 (including scientific and/or medical research services).

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, tracking, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biological products such as those we are developing. We, along with our vendors, collaboration partners, contract research organizations (CROs) and CMOs, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of biological products and ensuring subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, where we are initially focusing our product development, the FDA regulates biologics under the FDCA and the Public Health Service Act (PHSA) and their implementing regulations. Biologics are also subject to other federal, state and local statutes and regulations. Our product candidates are early-stage and have not been approved by the FDA for marketing in the United States.

Our product candidates must be approved for therapeutic indications by the FDA through a BLA (Biologics License Application) before they may be marketed in the United States. The process generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;
•
submission to the FDA of an IND, which must become effective before clinical trials to be conducted in the U.S. may begin and must be updated annually or when significant changes are made;
•
approval by an IRB or independent ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well-controlled clinical trials in accordance with GCP requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational biologic for each proposed indication;
•
preparation and submission to the FDA of a BLA, after completion of all pivotal trials;
•
payment of user fees for FDA review of the BLA;
•
potential review of the product application by an FDA advisory committee, where appropriate and if applicable;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMP to assure that the facilities, methods, and controls are adequate to preserve the product’s identity and continued safety, purity, and potency;
•
potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the BLA;
•
FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the product in the United States; and
•
compliance with any post-approval commitments and / or requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (REMS) or to conduct a post-approval study.

Nonclinical and Clinical Trials

Nonclinical Trials

Before testing any biologic product in humans, the product candidate must undergo rigorous nonclinical testing in vitro and in vivo. Such nonclinical in vitro and in vivo animal studies assess safety and in some cases to establish the rationale for therapeutic use. The conduct of nonclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety and toxicology studies. The results of the nonclinical studies, together with manufacturing information, a proposed clinical trial protocol, and analytical data must be submitted to the FDA as part of an IND prior to the start of clinical studies in humans. However, some long-term nonclinical testing may continue after the IND is submitted.

Clinical Trials

Clinical trials to evaluate therapeutic indications to support BLAs for marketing approval are typically conducted in three sequential phases, which may overlap.

•
Phase 1—Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism, distribution, and excretion of the investigational product in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness;
•
Phase 2—Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Phase 1 trials are sometimes combined with Phase 2 trials. These trials are known as Phase 1/2 trials. Generally, a Phase 1/2 trial is conducted as a single trial that has the characteristics of both a Phase 1 trial (as described above) and a Phase 2 trial. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. Phase 2 trials may be conducted as basket trials where a single investigational drug or drug combination is studied across multiple cancer populations defined by disease stage, histology, number of prior therapies, genetic or other biomarkers, or demographic characteristics; and
•
Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for approval. Accordingly, these are generally known as registrational trials. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional information regarding risks, benefits, and optimal use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.

Investigational New Drug — Authorization to Conduct Clinical Trials in US

An IND is a request for authorization from the FDA to administer an investigational biologic product to humans and to ship such products in interstate commerce for use in investigational clinical trials. INDs must become effective before clinical trials in the U.S. may begin. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, carcinogenicity, formulation, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; any available human data or literature to support the use of the investigational product; and a proposed clinical trial protocol.

The IND automatically becomes effective 30 days after receipt of the submission by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor must resolve any outstanding concerns before the clinical trial can begin. Accordingly, submission of an IND may or may not result in FDA authorization to begin a trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development of a product candidate, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection, and exclusion criteria, and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonably related to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed.

The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk.

Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about applicable clinical trials, including clinical trials results, must be submitted within specific timeframes to the National Institutes of Health (NIH) for publication on the www.clinicaltrials.gov website.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and IND safety reports must be submitted to the FDA and the investigators within fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse reactions, findings from other studies or animal or in vitro testing that suggest a significant risk for human participants exposed to the drug or biological product, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible, but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if, among other things, the study was conducted in accordance with GCP, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

FDA Review Process

Assuming successful completion of the required clinical testing, a BLA requesting approval to market the product for one or more indications must be submitted to FDA. A BLA is a request for approval to market a new biological product for one or more specified indications. The BLA must include all relevant data available from pertinent nonclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators not from the company. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity, and potency of the investigational biological product, to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a product may be marketed in the United States.

In addition, under the Pediatric Research Equity Act (PREA) certain BLAs and certain supplements to a BLA must contain data to assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor has received a deferral or waiver. A sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (iPSP) within 60 days after an End-of-Phase 2 meeting or such other time as agreed upon between FDA and the sponsor. If no End-of-Phase 2 meeting occurs, the iPSP should be submitted as soon as practicable but before initiation of Phase 3 studies, or within 210 calendar days in advance of a marketing application if a Phase 3 study, or a combined Phase 2 and Phase 3 study, will not be conducted or will be conducted but not under IND. Unless otherwise required by regulation, PREA does not apply to a product for an indication for which orphan designation has been granted.

The FDA reviews all submitted BLAs before it accepts them for filing, and may request additional information rather than accepting the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews a BLA to determine, among other things, whether the product is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure continued safety, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA) the FDA targets ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA filed for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority BLAs, and the review process may be extended by FDA requests for additional information or clarification.

Further, under PDUFA, as amended, each BLA must be accompanied by a user fee and the sponsor of an approved BLA is also subject to an annual program fee. FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions may be available in certain circumstances, including a waiver of the application fee for the first BLA filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product applicant also seeks approval for a non-orphan indication.

The FDA may refer an application for a biologic product to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP, and other requirements, and the integrity of the clinical data submitted to the FDA.

The FDA also may require submission of a REMS (Risk Evaluation and Mitigation Strategy) as a condition for approving the BLA to ensure that the benefits of the product outweigh its risks. The REMS could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk-minimization tools.

After evaluating the application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter will usually describe all of the deficiencies that the FDA has identified in the BLA, except where the FDA determines that the data supporting the application are inadequate to support approval, and the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted production lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

Even if the FDA approves a biologic product, depending on the specific risk(s) to be addressed, the FDA may limit the approved indications for use, require that contraindications, warnings or precautions be included in the approved labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation (ODD) to a biologic product intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biological product in the United States will be recovered from sales in the United States of that drug or biological product. ODD must be requested before submitting a BLA. After the FDA grants ODD, the identity of the therapeutic agent and its orphan designation are disclosed publicly by the FDA.

A product that has received ODD and subsequently is the first FDA approved biologic product for the disease for which it has such designation, is entitled to orphan product exclusivity for the approved indication. The designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Orphan exclusivity means that the FDA may not approve any other applications, including a full BLA, to market the same drug or biological product for the same indication for seven years from the date of approval of the BLA, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the product was approved. Orphan exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same product for a different disease or condition. Among the other benefits of ODD are tax credits for certain research and a waiver of the BLA application user fee.

A product that has received ODD may not receive orphan exclusivity if it is approved for a use that is broader than the indication for which it received ODD. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of the patients with the rare disease or condition.

Expedited Development and Review Programs

The FDA maintains several programs intended to facilitate and expedite development and review of new biologic products to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, priority review and Accelerated Approval.

A new biologic product is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast track designation applies to the biologic product, or combination of drugs and biologic products, and the specific indication for which it is being studied. Fast Track designation may provide increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. FDA may revoke the Fast Track designation if it believes that the designation is no longer supported by data emerging in the clinical trial process.

In addition, a new biologic product may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biological product, alone or in combination with or more other biologic products, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review and regulatory staff in a proactive, collaborative, cross-disciplinary review, where appropriate.

Any biologic product submitted to the FDA for approval, including a product with Fast Track, or BTD designation, may also be eligible for priority review. A product is eligible for priority review if it is intended to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

In addition, biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of such product receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the product may be subject to accelerated withdrawal procedures. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Fast Track designation, Breakthrough Therapy designation, priority review, and accelerated approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or review process.

U.S. Post-approval Requirements

Biological products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities.

The FDA may impose a number of post-approval requirements as a condition of approval of a BLA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, product manufacturers and their subcontractors involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which imposes certain procedural and documentation requirements upon us and our CMOs. Changes to the manufacturing process are strictly regulated, and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon the sponsor and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, and civil or criminal penalties. There is also a continuing, annual program fee for any marketed product.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•
mandated modification of promotional materials and labeling and issuance of corrective information;
•
fines, warning letters, or untitled letters;
•
holds on clinical trials;
•
refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
injunctions or the imposition of civil or criminal penalties; and
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act (BPCIA), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies, unless the Secretary of Health and Human Services waives a required element. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biological product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to approval of biosimilar and interchangeable biosimilar products.

A reference product is granted 12 years of exclusivity from the time of first licensure of the reference product, and an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing that sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product.

At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study, requested by the Secretary, in accordance with an FDA-issued “Written Request” for such a study. However, extensions are not applicable if made later than 9 months prior to the expiration of such period.

Other Regulatory Matters

As further described below, manufacturing, sales, commercialization and promotion of product candidates following product approval and other related activities of the company, where applicable, are subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the CMS, other divisions of the Department of Health and Human Services (HHS), the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Other Healthcare Laws

Physicians, other healthcare providers, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation:

•
The federal Anti-Kickback Statute, an intent-based, federal criminal statute which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bride, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. The term remuneration has been interpreted broadly to include anything of value. Further, courts have found that if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. Violations may be subject to significant civil and criminal fines and penalties for each violation, imprisonment, and exclusion from participation in federal healthcare programs. The federal Anti-Kickback Statute applies to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other hand, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common industry activities from prosecution, these exceptions and safe harbors are narrowly drawn and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor;
•
The federal civil and criminal false claims laws, including the civil False Claims Act (FCA), which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute, FDCA, or other law constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery or settlement. Violations of the FCA may be subject to significant civil fines and penalties for each false claim, treble damages, and potential exclusion from participation in federal healthcare programs;
•
The federal civil monetary penalties laws, which impose significant civil fines against individuals and entities that engage in activities including, among other things, (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way, (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program, (3) violations of the federal Anti-Kickback Statute, (4) failing to report and return a known overpayment, or (5) offering or transferring any remuneration to a Medicare or Medicaid beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of items or services reimbursable by Medicare or Medicaid, unless an exception applies;
•
The federal criminal statutes enacted under HIPAA, which impose criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully preventing, obstructing, misleading, or delaying a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by HITECH, and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
The federal Physician Payments Sunshine Act, enacted as part of the ACA, which imposes annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants, certified nurse midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party-payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws and regulations that require disclosures to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes; and state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances and which may differ from each other in significant ways and often are not pre-empted by HIPAA and may therefore complicate compliance efforts.

The full scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have continued to increase their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices, including certain arrangements with physicians who receive stock, warrants, or stock options as compensation for services provided to us, do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

Coverage and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients and healthcare providers are unlikely to use our products unless third-party payor coverage is provided and reimbursement by such payor is adequate to cover a significant portion of the cost of our products. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other comparable government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product.

Pursuant to the Medicaid Drug Rebate Statute, we will be required to participate in the Medicaid Drug Rebate Program in order for federal payment to be available for our products under Medicaid and Medicare Part B. Medicaid is a government health insurance program for eligible low-income adults, children, families, pregnant women, and people with certain disabilities. It is jointly funded by the federal and state governments, and it is administered by individual states within parameters established by the federal government. As a result, coverage and reimbursement requirements for drugs and biologics vary by state. For example, drugs and biologics may be covered under the medical or pharmacy benefit, and state Medicaid programs may impose different utilization management controls, such as prior authorization, step therapy, or quantity limits on drugs and biologics, subject to federal limitations for such controls. But all states must generally provide coverage and reimbursement for a manufacturer’s covered outpatient drugs, as that term is defined by applicable law, if a manufacturer participates in the Medicaid Drug Rebate Program.

Under the Medicaid Drug Rebate Program, we will be required to, among other things, pay a rebate to each state Medicaid program for quantities of our products utilized on an outpatient basis (with some exceptions) that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. Medicaid Drug Rebate Program rebates are calculated using a statutory formula, state-reported utilization data, and pricing data that are calculated and reported by us on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of single source and innovator multiple source products, the best price for each drug.

In addition to participating in the Medicaid Drug Rebate Program, federal law requires manufacturers to participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities only include health care organizations that have certain federal designations or receive funding from specific federal programs, including Federally Qualified Health Centers, Ryan White HIV/AIDS Program grantees, and certain types of hospitals and specialized clinics, as well as certain hospitals that serve a disproportionate share of low-income patients. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain children’s hospitals, certain free-standing cancer hospitals, critical access hospitals, certain rural referral centers and certain sole community hospitals, each as defined by the Affordable Care Act. However, “orphan drugs” i.e., those designated under section 526 of the federal Food, Drug, and Cosmetic Act (FDCA) are exempted from the ceiling price requirements for these eligible entities added by the Affordable Care Act (except for certain children’s hospitals). The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to the Medicaid Drug Rebate Program are also subject to the 340B ceiling price calculation and discount requirement. In addition, after multiple delays, the final rule implementing civil monetary penalties against manufacturers for instances of overcharging 340B covered entities became effective on January 1, 2019. Accordingly, if we have an approved product, we could be subject to such penalties if the government were to find that we knowingly and intentionally overcharged a 340B covered entity.

Federal law requires that for a company to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies and grantees, it also must participate in the Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program. To participate, we will be required to enter into an FSS contract and other agreements with the VA for our products, which may qualify as “covered drugs.” Under these agreements, we would need to make our products available to the “Big Four” federal agencies—the VA, the Department of Defense (DoD), the Public Health Service (including the Indian Health Service), and the Coast Guard—at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the Veterans Health Care Act of 1992 (VHCA). The FCP is based on a weighted average non-federal average manufacturer price (Non-FAMP), which manufacturers are required to report on a quarterly and annual basis to the VA. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to a penalty for each item of false information and could result in other potential liability as well, including liability under the False Claims Act.

FSS contracts are federal procurement contracts that include standard government terms and conditions, separate pricing for each product, and extensive disclosure and certification requirements. All items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing is reduced to an agreed “tracking customer.” Further, in addition to the “Big Four” agencies, all other federal agencies and some non-federal entities are authorized to purchase off FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the Big Four agencies “negotiated pricing” for covered drugs that is not capped by the FCP; instead, such pricing is negotiated based on a mandatory disclosure of the contractor’s commercial “most favored customer” pricing.

In addition, pursuant to regulations issued by the DoD to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, each of our covered drugs will listed on an agreement with the Defense Health Agency (DHA) under which we will agree to honor the “Big Four” pricing for our products when they are dispensed to TRICARE beneficiaries by TRICARE retail network pharmacies. More specifically, we will agree to provide rebates (or refunds) on such utilization. Companies are required to enter into a DHA Agreement for “covered drug” products in order for the covered drug to be eligible for DoD formulary inclusion and available to TRICARE beneficiaries without preauthorization. The formula for determining the rebate is established in the regulations and our DHA agreement and is based on the difference between the annual Non-FAMP and the FCP (as described above, these price points are required to be calculated by us under the VHCA).

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, with commercial payors, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. Moreover, for products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party coverage and reimbursement may not be available to enable us to maintain price levels sufficient to cover our costs, including research, development, manufacture, sale and distribution

The containment of healthcare costs also has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to products for which the company receives marketing approval in the future and coverage and reimbursement under different federal healthcare programs is not always consistent. Further, private payors often follow the coverage and reimbursement policies established under Medicare. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products for which we receive marketing approval.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the ACA, which, among other things, included changes to the coverage and payment for products under government health care programs. The ACA included provisions of importance to our potential product candidate that:

•
created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
•
expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•
expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
•
addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•
expanded the types of entities eligible for the 340B drug discount program;
•
established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
•
created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states who argued that, without the individual mandate, the entire ACA was unconstitutional. The Supreme Court’s dismissal of the lawsuit did not specifically rule on the constitutionality of the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. These changes include the Budget Control Act of 2011, which, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional Congressional action is taken, with the exception of a temporary suspension by Congress of the 2% cut in Medicare payments from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes under new healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, included in the Consolidated Appropriations Act, 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of Health and Human Services, Labor and the Treasury. Additionally, on July 9, 2021, President Biden signed an executive order to promote competition in the US economy that included several initiatives addressing prescription drugs. Among other provisions, the executive order directed the Secretary of HHS to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Most recently, on February 2, 2022, the Biden Administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its recent announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. At the state level, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product that is ultimately approved, if approved.

On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries. Pricing negotiations with government authorities can extend well beyond the receipt of regulatory approval for a product and may require a clinical trial that compares the cost-effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its EU Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Compliance with Other Federal and State Laws or Requirements; Changing Legal Requirements

If any products that we may develop are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, labeling, packaging, distribution, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws, among other requirements to we may be subject.

Further, the distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements may subject us to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, relabeling or repackaging, or refusal to allow a company to enter into supply contracts, including government contracts. Any claim or action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on marketing, sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our sales and manufacturing arrangements; (ii) additions or modifications to product labeling or packaging; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

European Union Drug Development

In the EU, our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a Marketing Authorization (MA) from a competent regulatory authority has been obtained and additionally, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

European Union Clinical Trials

For example, in the EU a CTA must be submitted to each EU Member State’s competent authority and an independent ethics committee, similar to the FDA and the IRB, respectively. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Once the CTA is approved by the EU Member State’s competent authority and the ethics committee has granted a positive opinion in relation to the conduct of the trial in the relevant Member State(s), in accordance with an EU Member State’s requirements, clinical trial development may proceed.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and EU Member State regulations and the International Conference on Harmonization, (ICH) guidelines on GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products. If the sponsor of the clinical trial is not established within the EU, it must appoint an entity within the EU to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU Member States, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

In the European Union, or the EU, the Clinical Trials Regulation ((EU) No 536/2014) applied since 31 January 2022, replacing and repealing the Clinical Trials Directive (2001/20/EC). Under the Clinical Trials Regulation (EU) No 536/2014, there is a centralized application procedure where one EU Member State’s competent authority takes the lead in reviewing part I of the application, which contains scientific and medicinal product documentation, and the other national authorities only have limited involvement. Part II, which contains the national and patient-level documentation, will be assessed individually by each EU Member State. A clinical trial can only start in an EU Member State once it has been authorized (potentially with conditions) by the concerned EU Member State via the EU Clinical Trials Information System, or CTIS. Separately, the sponsor must obtain a positive opinion from the relevant, independent Ethics Committee(s). A transitional period will apply during the transition from Clinical Trials Directive to the Clinical Trials Regulation, During this period, the following applies: (a) until 30 January 2023, clinical trial sponsors may use CTIS to apply to run a clinical trial under the Clinical Trials Regulation or may choose to apply to run a trial under the Clinical Trials Directive; (b) from 31 January 2023, clinical trial sponsors will need to use CTIS to apply to start a new clinical trial in the EU/EEA; and (c) from 31 January 2025, any trials approved under the Clinical Trials Directive that continue running will need to comply with the Clinical Trials Regulation and their sponsors must have recorded information on them in the CTIS.

Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.

During the development of a medicinal product, EMA, and EU Member States’ competent authorities provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the CHMP. A fee is incurred with each scientific advice procedure. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical trials, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future MA application (MAA) of the product concerned.

We are in the process of applying to renew our status with the EMA as a small and medium-sized enterprise (SME). If we are successful in maintaining our current SME status with the EMA, it will provide access to administrative, regulatory and financial support, including fee reductions for scientific advice and regulatory procedures.

European Union Drug Review and Approval

In the European Union, medicinal products can only be placed on the market after obtaining a MA. To obtain regulatory approval of an investigational biological product in the EU, we must submit a MAA. The application used to file the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements. The process for doing this depends, among other things, on the nature of the medicinal product.

The centralized procedure results in a single MA, issued by the European Commission, (based on the opinion of the EMA) which is valid across the entire territory of the EU. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) advanced-therapy medicines, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases. Therefore, the centralized procedure would be mandatory for the products we are developing.

The CAT, is responsible in conjunction with the CHMP for the evaluation ATMPs. The CAT is primarily responsible for the scientific evaluation of ATMPs and prepares a draft opinion on the quality, safety and efficacy of each ATMP for which a MAA is submitted. The CAT’s opinion is taken into account by the CHMP when giving its final recommendation regarding the authorization of a product in view of the balance of benefits and risks identified. Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP may depart from the draft opinion, if it provides detailed scientific justification. The CHMP and CAT are also responsible for providing guidelines on ATMPs and have published numerous guidelines, including specific guidelines on gene therapies and cell therapies. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a MAA; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs.

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA, by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the EMA. At the end of the review period, the EMA provides an opinion to the European Commission. If this opinion is favorable, the European Commission may then adopt a decision to grant an MA.

MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the European Commission or the EU Member States’ competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal.

In exceptional cases, the EMA might perform an accelerated review of an MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (PRIME) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is however not guaranteed. The benefits of a PRIME designation includes the appointment of a rapporteur from the EMA before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

The European Commission may grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full MA. Such conditional MAs may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional MA may contain specific obligations to be fulfilled by the MA holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional MAs are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The MA can be converted into a standard MA once the MA holder fulfils the obligations that were imposed and the complete data confirm that the medicine’s benefits continue to outweigh its risks. The timelines for the centralized procedure described above also apply with respect to the review by the EMA of applications for a conditional MA.

The European Commission may also grant a so-called “marketing authorization under exceptional circumstances”. Such MA is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, MAs under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

•
the applicant must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;
•
the medicinal product in question may be supplied on medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radio-pharmaceutical, by an authorized person; and
•
the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.

A MA under exceptional circumstances is subject to annual review to reassess the risk-benefit balance in an annual reassessment procedure. Continuation of the authorization is linked to the annual reassessment and a negative assessment could potentially result in the MA being suspended or revoked. The renewal of a MA of a medicinal product under exceptional circumstances, however, follows the same rules as a “normal” MA. Thus, a MA under exceptional circumstances is granted for an initial five years, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal. A MA under exceptional circumstances should not be granted when a conditional MA is more appropriate.

The European Union medicines rules expressly permit the EU Member States to adopt national legislation prohibiting or restricting the sale, supply or use of any medicinal product containing, consisting of or derived from a specific type of human or animal cell, such as embryonic stem cells. While the products we have in development do not make use of embryonic stem cells, it is possible that the national laws in certain EU Member States may prohibit or restrict us from commercializing our products, even if they have been granted an MA.

European Union Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity. MAAs for generic medicinal products do not need to include the results of preclinical and clinical trials, but instead can refer to the data included in the MA of a reference product for which regulatory data exclusivity has expired. Upon receiving MA, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the EU regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

European Union orphan designation and exclusivity

Products receiving orphan designation in the EU can receive ten years of market exclusivity once they are authorized as orphan medicines. During the ten-year market exclusivity period, the EMA cannot accept another application for a MA, or grant a MA or accept an application to extend an existing MA, for the same therapeutic indication, in respect of a similar medicinal product. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers. The application for orphan drug designation must be submitted before the MAA. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, a MA may be granted to a similar product for the same indication at any time if:

(1)
the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
(2)
the holder of the MA for the original orphan medicinal product has given its consent to the second applicant; or
(3)
the holder of the MA for the original orphan medicinal product is unable to supply sufficient quantities of the medicinal product.

Post-Approval Requirements

Similar to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the EU Member States’ competent authorities. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, (PSURs).

All new MAAs must include a RMP describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

Failure to comply with EU and EU Member State laws that apply to the conduct of clinical trials, manufacturing approval, MAs of medicinal products and marketing of such products, both before and after grant of the MA; manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

European Union Drug Marketing

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU Directives, the details are governed by regulations in each EU Member State and can differ from one country to another.

Much like the Anti-Kickback Statue prohibition in the United States, the provision of benefits or advantages to healthcare professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery rules of EU Member States. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to healthcare professionals in certain EU Member States must be publicly disclosed. Moreover, agreements with healthcare professionals often must be the subject of prior notification and approval by the healthcare professional’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative or criminal penalties, including fines, or imprisonment.

Pricing and Reimbursement

Even if a medicinal product obtains a MA in the EU, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all. Governments influence the price of medicinal products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. EU Member States are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. EU Member States may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials in order to compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU Member States may allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country.

European Pediatric Investigation Plan

In the EU, MAAs for new medicinal products must generally include the results of studies conducted in the pediatric population in compliance with a pediatric investigation plan (PIP) agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the medicinal product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all Member States of the EU and trial results are included in the product information, the product is eligible for six months’ supplementary protection certificate extension.

European Data Collection

The collection and use of personal data (including health data) in the EEA is governed by the EU GDPR and national implementing legislation in EEA Member States. The EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The EU GDPR establishes stringent requirements applicable to the processing of personal data, including strict requirements relating to the validity of consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, special provisions for “special categories of personal data” including health and genetic information of data subjects, mandatory data breach notification (in certain circumstances), “privacy by design” requirements, and direct obligations on service providers acting as processors. The EU GDPR also prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. Failure to comply with the requirements of the EU GDPR and the related national data protection laws of the EEA States may result in fines up to 20 million euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the EU GDPR affords various data protection rights to individuals (e.g., the right to erasure of personal data) in certain circumstances, and the ability for data subjects to claim material and non-material damages resulting from infringements of the EU GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the EU GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the evolving data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. These requirements and risks are set out in further detail in the section of this annual report titled “Risk Factors—Risks Related to Our Industry and Business Operations—We are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.”

Rest of the World Regulation

For other countries outside of the EU (or in some cases, EEA) and the United States, such as the United Kingdom, countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees and Human Capital Resources

As of December 31, 2021, we had 32 full-time employees, 13 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 25 employees are engaged in research and development activities and seven employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our employees. We also place a high value on the diversity of our team –including gender, background and expertise – to foster our culture of innovation. The principal purposes of our equity incentive plans are to align the interests of our stockholders and those eligible for awards, to retain and incentivize officers, directors, employees, and other service providers, and to encourage them to act in our long-term best interests. We value our employees and regularly evaluate total compensation we provide, including pension contributions paid time off personal leave and other benefits, to ensure we remain competitive and attractive to potential new hires.

Facilities

We lease a facility containing approximately 302 square meters of office space for our main office, which is located at COBIS, Ole Maaloes Vej 3, 2200 Copenhagen N, Denmark. The lease expires on January 31, 2025. We also lease lab space at COBIS, Ole Maaloes Vej 3, 2200 Copenhagen N, Denmark. The lease expires on December 31, 2022.

In the United States, we lease facilities in New York, located at 430 East 29th Street, New York, New York, and in Maryland, located at 5640 Fishers Lane, Suite C, Rockville, Maryland. The New York lease expires on February 28, 2027 and the Maryland lease expires on March 31, 2027.

For our UK team, we lease an office facility located at 18 Maryport Street, Monmouthshire, UK. This lease can be terminated at our convenience.

We believe that our current facilities are adequate for our current needs and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Corporate Information

We were incorporated under the laws of the State of Delaware on May 25, 2021 under the name IO Biotech, Inc. We consummated a corporate reorganization in connection with our initial public offering (IPO), pursuant to which all of the issued and outstanding stock of IO Biotech ApS (IO ApS) was exchanged for shares of Class A and preferred stock of IO Biotech, Inc. As a result of this corporate reorganization, IO ApS, became a wholly-owned subsidiary of IO Biotech, Inc. We are a holding company. We conduct substantially all of our operations through our subsidiaries. Our subsidiary, IO ApS, a corporation domiciled in Denmark, was originally incorporated in December 2014, and holds our intellectual property assets. Our executive offices are located at Ole Maaløes Vej 3, Copenhagen N, Denmark, and our telephone number is +45 7070 2980. Our website address is iobiotech.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Our business is subject to numerous risks. You should carefully consider the following risks and all other information contained in this Annual Report, as well as general economic and business risks, together with any other documents we file with the SEC. If any of the following events actually occur or risks actually materialize, it could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.

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

•
We are experiencing, and may in the future experience, delays or difficulties in clinical trial site activation and the enrollment and/or retention of patients in clinical trials, which could delay or prevent our receipt of necessary regulatory approvals.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research, preclinical studies and clinical trials for our product candidates, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. IO102-IO103 is in early clinical development and IO112 is in preclinical development, and none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2021 and 2020, our net losses were $67.9 million and $12.0 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of December 31, 2021, we had $211.5 million in cash and cash equivalents. Based upon our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2024. However, our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval, and we may need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the length of our clinical trials, including, among other things, as a result of delays in enrollment, difficulties enrolling sufficient subjects or delays or difficulties in clinical trial site activations;
•
increased costs associated with conducting our clinical trials, including, among other things, clinical trial site activations and patient enrollment;
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

•
the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the COVID-19 pandemic, and the conflict between Russia and Ukraine; and
•
the costs of operating as a public company.

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

Prior to our IPO, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures. In connection with the audit of our financial statements for the years ended December 31, 2021 and 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. This material weakness has not been remediated, and in connection with the preparation of our consolidated financial statements for the nine months ended September 30, 2021, the Company identified an error, which resulted in a restatement as disclosed in our Current Report on Form 8-K filed on December 17, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to our financial statement close process, primarily related to the lack of required finance capacity, knowledge or expertise to perform the financial statement close in a timely and accurate manner or to account for certain complex areas of U.S. Generally Accepted Accounting Principles (GAAP).

We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate this material weakness. We have initiated the design and implementation of improved processes and internal controls, including ongoing senior management review and audit committee oversight. Additionally, we have begun to further develop and implement formal policies, processes and documentation procedures relating to our financial reporting, including the oversight of third-party service providers. The actions that we are taking are subject to ongoing executive management review and will also be subject to audit committee oversight. These remediation activities are being done in conjunction with our adoption of the requirements Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2022. We expect to incur additional costs to remediate this material weakness, primarily external consulting fees. We cannot assure you that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiency that led to the material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or if we identify any additional material weakness, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the U.S. Securities and Exchange Commission (the SEC), or other regulatory authorities.

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

There is no assurance that clinical trials of IO102-IO103, or any other future clinical trials of our product candidates, will be successful or will generate positive clinical data and we may not receive marketing approval from the FDA, European Commission, or other regulatory authorities for any of our product candidates. We have limited experience submitting INDs to the FDA. IO112 is in initial clinical development, currently being studied in an investigator-initiated study. There can be no assurance that the FDA will permit any of our future INDs, including any IND for IO112, to go into effect in a timely manner or at all. Without an IND for a product candidate, we will not be permitted to conduct clinical trials in the United States of such product candidate.

Biopharmaceutical development is a difficult, long, time-consuming, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. For example, we are currently experiencing longer than expected lead times in clinical trial site activation and patient enrollment in our clinical trials. Failure to obtain regulatory approval for our product candidates will prevent us from commercializing and marketing our product candidates. The success in the development of our product candidates will depend on many factors, including:

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

We are experiencing, and may in the future experience delays, or difficulties in clinical trial site activations and the enrollment and/or retention of patients in clinical trials, which could delay or prevent our receipt of necessary regulatory approvals.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients. Patient enrollment, which is an important factor in the timing of clinical trials, is affected by many factors, including clinical trial site activation, the size and nature of the patient population and competition for patients eligible for our clinical trials with competitors which may have ongoing clinical trials for product candidates that are under development to treat the same indications as one or more of our product candidates, or approved products for the conditions for which we are developing our product candidates.

Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. As a result of the on-going COVID-19 pandemic and continuing resource constraints on CROs, us, prospective clinical trial sites and others, we are currently experiencing longer than expected lead times in clinical trial site activation and patient enrollment in our clinical trials. Furthermore, enrollment for our Phase 3 potentially registrational trial may take longer than anticipated due to other monotherapies and combination therapies being investigated in the first-line setting at this time. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, EMA, or comparable foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

•
the pace of clinical trial site activation;
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

Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we will have limited influence over their performance.

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

The time required to obtain approval or other marketing authorizations by the FDA, European Commission (based on recommendation from the EMA), and comparable foreign regulatory authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a biologics license application (BLA) from the FDA, and we cannot market it in the European Union (EU) until we receive a marketing authorization approval (MAA) from the European Commission (based on recommendation from the EMA), or in the United Kingdom (UK) until we receive regulatory approval from the Medicines and Healthcare products Regulatory Agency (MHRA) or other required regulatory approval in other countries. To date, we have had only limited discussions with the FDA and European Commission (based on recommendation from the EMA) regarding clinical development programs or regulatory approval for any product candidate within the United States and EU, respectively. In addition, we have had no discussions with other comparable foreign authorities regarding clinical development programs or regulatory approval for any product candidate outside of those jurisdictions.

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

In the EU, EMA’s Committee for Advanced Therapies (CAT) is responsible for assessing the quality, safety, and efficacy of advanced therapy medicinal products (ATMPs). ATMPs include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to EMA’s Committee for Medicinal Products for Human Use (CHMP) for final adoption. In the EU, the development and evaluation of ATMPs follow relevant EU guidelines. European Commission or EMA may issue new guidelines concerning the development and marketing authorization for ATMPs and require that we comply with these new guidelines.

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

Although we believe that the patient population in the Phase 1/2 trial with IO102-IO103 in combination with an anti-PD-1 monoclonal antibody in 30 metastatic melanoma patients is representative of the population for which we intend to label our IO102-103 product candidate in the United States, the trial was conducted in Europe, and we may conduct additional trials in the future outside of the United States, Europe and the UK. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA may be subject to certain conditions or may not be accepted at all. Similarly, the EMA, and other equivalent foreign regulatory authorities may not accept data from trials conducted outside their jurisdiction. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (GCP) regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the product candidate in the United States. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements for clinical trials. In addition, such trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any comparable foreign regulatory authority will accept data from trials conducted outside of the applicable jurisdiction. If the FDA, EMA, or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Difficulty in enrolling patients could delay or prevent clinical trials of our current product candidates and any future product candidates. We may find it difficult to enroll patients in our ongoing clinical trials or any subsequent trials we may conduct and our receipt of necessary regulatory approvals could be delayed or prevented. For example, we are currently experiencing longer than expected lead times in clinical trial site activation and patient enrollment in our clinical trials.

Identifying and qualifying patients to participate in clinical studies of our current product candidates and any future product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our current product candidates and any future product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment or patient retention due to other unforeseen factors. We may not be able to initiate or continue clinical trials for our current product candidates and any future product candidates if we are unable to locate and enroll and retain a sufficient number of eligible patients to participate in these trials as required by the FDA, EMA, or comparable foreign regulatory authorities outside the United States. For example, the COVID-19 pandemic has impacted, and may continue to impact, our ability to initiate clinical sites and recruit, enroll and retain patients or may divert healthcare resources away from clinical trials. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our current product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates or future product candidates.

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

Our future profitability will depend, in part, on our ability to commercialize our product candidates, if approved, in markets in the United States, Europe , the UK, and other countries where we maintain commercialization rights. As we begin to commercialize our product candidates, if approved, in multiple markets, we are subject to additional risks and uncertainties, including:

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

We have and may continue to supply and otherwise support third party research, including investigator-initiated clinical trials. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our internally-sponsored clinical trials, but because we may not be the sponsors of these trials, we have less control over the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment. The conduct or findings of these trials may have a negative impact on our development programs notwithstanding that we have little involvement or control over these trials. As a result, we are subject to additional risks associated with the way investigator-initiated trials are conducted. In particular, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-initiated clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. As a result, our lack of control over the conduct and timing of and communications with the FDA and other regulatory authorities regarding investigator-sponsored trials may expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for our product candidates.

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

We do not currently have, and we do not plan to build, the infrastructure or capability internally to manufacture current product candidates or any future product candidates for use in the conduct of our clinical trials or, if approved, for commercial supply. We rely on, and expect to continue to rely on, CMOs. Reliance on third-party providers may expose us to more risk than if we were to manufacture our product candidates ourselves. We do not control the manufacturing processes of the CMOs we contract with and are dependent on those third parties for the production of our product candidates in accordance with relevant applicable regulations such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation.

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

We may form or seek partnerships or strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. For example, we have entered into collaborative agreements with Merck pursuant to which they provide the pembrolizumab used in certain of our trials. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, require us to share the data with such collaborators or restrict our ability to utilize certain data arising out of these collaboration arrangements, issue securities that dilute our existing stockholders or disrupt our management and business.

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

Site activation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis for our planned clinical trials may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct its planned clinical trials. If the global effort to control the spread of COVID-19 and treat COVID-19 patients continues for an extended period of time, we risk a delay in activating sites and enrolling subjects as previously projected. For example, we are currently experiencing longer than expected lead times in clinical trial site activation and patient enrollment in our clinical trials. Any delays to our planned clinical trials for IO102-IO103 and any future clinical trials and increased cost associated with the conducting of our clinical trials could impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than it had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The regulatory framework for medicines that existed before the end of the transition period has effectively been preserved in UK domestic legislation as ‘retained EU law’ which has prevented substantial divergence to the regulation of medicines. However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market - adding an extra layer of regulatory complexity. As companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). The UK government is currently trying to renegotiate fundamental aspects of the Northern Ireland Protocol so this is an unpredictable area for companies in the near future. The Trade and Cooperation Agreement signed between the UK and the EU allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products.

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

As of December 31, 2021 we had 32 full-time employees engaged in research and development activities. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our total gross deferred tax assets as of December 31, 2021 were $15.2 million. Of that amount, $15.1 million relates to gross deferred tax assets in IO Biotech ApS. Our anticipated activities are also expected to result in future significant net operating losses in Denmark resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The company has provided a valuation allowance of $15.1 million on our net deferred tax assets as of December 31, 2021, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Denmark. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Although we do not currently have any products on the market, our operations and current and future arrangements with investigators, healthcare professionals, customers and third-party payors, may be subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. See Part I, Item 1, Government Regulations – Other Regulatory Matters – Other Healthcare Laws for additional detail.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased from 50% pursuant to the Bipartisan Budget Act of 2018) point-of-sale discounts off negotiated prices of applicable brand drugs and biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs or biologics to be covered under Medicare Part D.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. See Part I, Item 1, Government Regulation – Healthcare Reform for additional detail on recent challenges to the ACA.

We expect that the ACA, new laws, and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize or product candidates, if approved. We cannot predict the initiatives that may be adopted in the future. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

In addition, intellectual property rights that we may in-license in the future may be sublicenses under intellectual property owned by third parties, in some cases through multiple tiers. The actions of our licensors may therefore affect our rights to use our sublicensed intellectual property, even if we are in compliance with all of the obligations under our license agreements. Should our licensors or any of the upstream licensors fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our ability to develop and commercialize our product candidates may be materially harmed.

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

The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors to access the same technologies licensed to us.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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
•
the ongoing and future impact of the COVID-19 pandemic and actions taken to slow its spread; and
•
any other factors discussed in this Annual Report on Form 10-K.

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

As of December 31, 2021, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 72.1% of our voting stock. Therefore, these stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Substantial amounts of our outstanding shares may be sold into the market when lock-up or market standoff periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of December 31, 2021, we had 28,815,267 shares of common stock outstanding. This includes the 8,222,500 shares that were sold in our IPO, which may be resold in the public market immediately without restriction. Substantially all of our outstanding shares of common stock are currently restricted from resale as a result of market standoff and lock-up agreements entered into in connection with our IPO. These shares will become available to be sold 181 days after the completion of our IPO, in addition to shares issuable pursuant to outstanding warrants. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (the Securities Act) and various vesting agreements.

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

Pursuant to our 2021 Equity Incentive Plan (the 2021 Plan), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants, which equity-based awards would also cause dilution to our stockholders. The number of shares of our common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, by an amount equal to the lesser of (i) 4% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (ii) a lesser number of shares determined by our board of directors prior to the applicable January 1st. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Investors may find our common stock less attractive to the extent we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a public company, we will operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending December 31, 2022, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. Further, in connection with the audit of our financial statements for the years ended December 31, 2021 and 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. This material weakness has not been remediated, and in connection with the preparation of our consolidated financial statements, the Company identified an error, which resulted in a restatement as disclosed in our Current Report on Form 8-K filed on December 17, 2021.

We anticipate that the process of remediating the before mentioned material weakness in our internal control over financial reporting and building our accounting and financial functions and infrastructure will require significant additional professional fees, internal costs and management efforts. These remediation activities are being done in conjunction with our adoption of the requirements Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2022. We expect that we will need to implement a new internal system to combine and streamline the management of our financial, accounting, human resources and other functions. However, such a system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using such a system could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention. In addition, we may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. These limitations led to an error that the Company identified in connection with the preparation of our consolidated financial statements, which resulted in a restatement as disclosed in our Current Report on Form 8-K filed on December 17, 2021. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine. While we do not have any operations in either country at this time, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, disruptions to supply chains, etc.) and other potential uncertainties could adversely affect our business. In the event geopolitical tensions fail to abate or deteriorate further, additional governmental sanctions may be enacted adversely impacting the global economy, which could adversely affect our business, financial condition or results of operations.

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

If earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevent us from using all or a significant portion of our headquarters or other facilities, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which could have a material adverse effect on our business. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical manufacturing and distribution industry in particular are unclear, and changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including raw materials and other natural resources, necessary to run our business. Furthermore, certain parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no or only very few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock could be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Failure to meet investor and stakeholder expectations regarding environmental, social and corporate governance, or “ESG” matters may damage our reputation.

There is an increasing focus from certain investors, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet investor, employee or other stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, Board of Directors and employee diversity, human capital management, corporate governance and transparency, our reputation, brand, appeal to investors and employee retention may be negatively impacted, which could have a material adverse effect on our business or financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease a facility containing approximately 302 square meters of office space for our main office, which is located at COBIS, Ole Maaloes Vej 3, 2200 Copenhagen N, Denmark. The lease expires on January 31, 2025. We also lease lab space at COBIS, Ole Maaloes Vej 3, 2200 Copenhagen N, Denmark. The lease expires on December 31, 2022.

In the United States, we lease facilities in New York, located at 430 East 29th Street, New York, New York, and in Maryland, located at 5640 Fishers Lane, Suite C, Rockville, Maryland. The New York lease expires on February 28, 2027 and the Maryland lease expires on March 31, 2027.

For our UK team, we lease an office facility located at 18 Maryport Street, Monmouthshire, UK. This lease can be terminated at our convenience.

We believe that our current facilities are adequate for our current needs and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incidental to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcomes, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “IOBT.”

Dividend Policy

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Stockholders

As of March 30, 2022, we had 28,815,267 shares of common stock outstanding held by 28 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

(1)

In January 2021, IO Biotech ApS issued and sold an aggregate of 505,520 class C preference shares to 17 accredited investors at a purchase price of $121.55 per share for aggregate proceeds of approximately $61.5 million.

(2)

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

(3)

In July 2021, IO Biotech ApS granted to its directors, officers, employees, consultants and other service providers warrants to purchase 196,198 class A ordinary shares, at an exercise price of $68.10 per share, which was subsequently adjusted to $44.84 per share.

(4)

In October 2021, IO Biotech ApS granted to its directors, officers, employees, consultants and other service providers warrants to purchase 454,623 class A ordinary shares, at an exercise price of $44.84 per share.

The offers, sales and issuances of the securities described in paragraphs (1) through (2) above were exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited person and had adequate access, through employment, business or other relationships, to information about IO Biotech ApS.

The offers, sales and issuances of the securities described in paragraph (3) and (4) above were exempt from registration under the Securities Act under either (1) Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or (2) Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was a service provider of IO Biotech ApS and received the securities under contracts relating to compensation.

Use of Proceeds

On November 9, 2021, we completed our IPO in which we issued and sold 8,222,500 shares of common stock, $0.001 par value per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-260301), which was filed with the SEC on October 15, 2021 and subsequently amended and declared effective on November 4, 2021, and the prospectus included therein, or the Prospectus. The underwriters of the IPO were Morgan Stanley & Co. LLC, Jefferies LLC, Cowen and Company, LLC and Kempen & Co U.S.A, Inc.

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

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to those statements included later in this Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Part I, Item 1A. “Risk Factors,” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing novel, immune-modulating cancer therapies based on our T-win technology platform. Our product candidates are designed to induce the immune system to simultaneously target and disrupt multiple pathways that regulate tumor-induced immunosuppression. We believe this represents a paradigm shift in the management of cancer and that our product candidates have the potential to become cornerstones of the treatment regimens of multiple solid tumors. Our lead product candidate, IO102-IO103, is designed to target the immunosuppressive mechanisms mediated by key immunosuppressive proteins such as IDO and PD-L1. In a Phase 1/2 clinical trial of 30 patients with metastatic melanoma, IO102-IO103, in combination with nivolumab, demonstrated an ability to induce meaningful tumor regression and establish durable antitumor response while achieving a manageable tolerability profile for patients. In this trial, we observed a confirmed ORR of 73% and a CR rate of 47%. Based on the results from this trial, IO102-IO103, in combination with pembrolizumab was granted BTD by the FDA for treatment of unresectable/metastatic melanoma and we are currently executing a potentially registrational Phase 3 trial for IO102-IO103.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily by aggregate net proceeds of $288.7 million from the issuance of convertible preference shares, convertible notes, ordinary shares and, most recently, our IPO. On November 9, 2021, we completed an IPO of our common stock and issued and sold 8,222,500 shares of common stock at a public offering price of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $103.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $67.9 million and $12.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $106.3 million and $211.5 million in cash and cash equivalents.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $211.5 million as of December 31, 2021, will be sufficient to continue funding our development activities into mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. As a result of the on-going COVID-19 pandemic and continuing resource constraints on CROs, us, prospective clinical trial sites and others, we are currently experiencing longer than expected lead times in clinical trial site activation and patient enrollment in our clinical trials. We cannot predict the scope and severity of any further disruptions as a result of COVID-19 and continuing resource constraints or their impacts on CROs, us, clinical trial sites and others. Continuing resource constraints or business disruptions for us or any of the third parties with whom we engage, including the collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business could materially and negatively impact our ability to conduct our business in the manner and on the timelines presently planned. We are unable to determine the extent of the impact of the pandemic and the continuing resource constraints on our clinical trials, operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect our financial position and results of operations.

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
•
expenses incurred under agreements with third parties, including contract research organizations (CROs) that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations (CMOs) that manufacture our product candidates for use in our preclinical and clinical trials and perform chemistry, manufacturing and control activities (CMC);
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

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. We generally have not tracked our research and development expenses on a program-by-program basis. Substantially all of our direct research and development expenses in the years ended December 31, 2021 and 2020 were on IO102-IO103 and consisted primarily of external costs, such as consultants, third-party contract organizations that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials.

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
•
Interest expense: For the years ended December 31, 2021 and 2020, we incurred interest expense on account balances with banks and vendors.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following sets forth our results of operations:

	Year Ended December 31,		Change
	2021	2020	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$30,152	$8,464	$21,688	256.2%
General and administrative	11,082	1,681	9,401	559.3%
Total operating expenses	41,234	10,145	31,089	306.4%
Loss from operations	(41,234)	(10,145)	(31,089)	306.4%
Other expense, net	(26,577)	(1,897)	(24,680)	1,301.0%
Net loss	$(67,811)	$(12,042)	$(55,769)	463.1%

Research and Development Expenses

Research and development expenses were comprised of:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$14,658	$4,815	$9,843
Chemistry, manufacturing and control	6,462	1,497	4,965
Personnel	7,403	2,046	5,357
Consultants and other costs	1,629	106	1,523
Total research and development expenses	$30,152	$8,464	$21,688

Research and development expenses were $30.2 million for the year ended December 31, 2021, compared to $8.5 million for the year ended December 31, 2020. The increase of $21.7 million was primarily related to an increase in costs for clinical trial-related activities for our IO102-IO103 product candidate, including the completion of our Phase 1/2 clinical studies, of $9.8 million, which includes $2.9 million in one-time costs triggered by our IPO, an increase in chemistry, manufacturing and control, or CMC, activities of $5.0 million, an increase in clinical consultants of $1.5 million as well as an increase in personnel costs of $5.4 million primarily related to an increase in headcount and related recruiting cost.

General and Administrative Expenses

General and administrative expenses were comprised of:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Personnel	$2,956	$515	$2,441
Professional services	3,981	846	3,135
Consultants and other costs	4,145	320	3,825
Total general and administrative expenses	$11,082	$1,681	$9,401

General and administrative expenses were $11.1 million for the year ended December 31, 2021, compared to $1.7 million for the year ended December 31, 2020. The increase of $9.4 million was primarily related to an increase in professional services of $3.1 million related primarily to corporate legal fees and audit and tax fees and other consulting costs in support of our growth as well as an increase in personnel costs of $2.4 million primarily related to an increase in headcount and related recruiting costs and an increase in consultants, insurance and other costs of $3.8 million.

Other Expense, Net

Other expense, net for the years ended December 31, 2021 and 2020 were a net expense of $26.6 million and $1.9 million, respectively. The increase of $24.7 million was due to the following:

•
Net foreign exchange gains were $319,000 and $114,000 for the years ended December 31, 2021 and 2020, respectively.
•
Fair value adjustments on preferred stock tranche obligations were losses of $26.5 million for the year ended December 31, 2021. Fair value adjustments on our convertible notes were losses of $2.0 million for the year ended December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds of $288.7 million from the issuance of convertible preference shares, convertible notes, class A ordinary shares and, most recently, our IPO. On November 9, 2021, we completed an IPO of our common stock and issued and sold 8,222,500 shares of common stock at a public offering price of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $103.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $67.9 million and $12.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $106.3 million and $211.5 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We currently expect that our cash and cash equivalents of $211.5 million as of December 31, 2021 will be sufficient to fund our operating expenses and capital requirements into mid-2024. However, additional funding will be necessary to fund our future clinical and pre-clinical activities. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(40,646)	$(9,956)
Net cash used in investing activities	(153)	—
Net cash provided by (used in) financing activities	252,951	5,102
Net increase in cash and cash equivalents	$212,152	$(4,854)

Net Cash Used in Operating Activities

Cash used in operating activities of $40.6 million during the year ended December 31, 2021 was primarily attributable to our net loss of $67.9 million and a net increase of $0.8 million in our working capital accounts, partially offset by non-cash items of $28.0 million principally with respect to fair value adjustments on our preferred stock tranche obligation.

Cash used in operating activities of $10.0 million during the year ended December 31, 2020 was primarily attributable to our net loss of $12.0 million, partially offset by non-cash items of $1.9 million principally with respect to fair value adjustments on our convertible notes and a net decrease of $0.1 million in our working capital accounts.

Net Cash Used in Investing Activities

Investing activities for all periods presented consist of purchases of property and equipment. We had no investing activities in the year ended December 31, 2020.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 was $253.0 million comprised of $103.3 million of aggregate net proceeds from the issuance of common stock in our IPO in November 2021 and $149.6 million of net proceeds from the sale and issuance of our class C convertible preference shares in January, March and October 2021.

Cash provided by financing activities for the year ended December 31, 2020 was $5.1 million comprised of net proceeds from the sale and issuance of our class B convertible preference shares in July 2020.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $211.5 million as of December 31, 2021 will be sufficient to continue funding our development activities into mid-2024. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Contractual Obligations and Commitments

In March 2021, we entered into a new lease for our office space in Copenhagen, Denmark that expires in January 2025, terminable upon three months’ notice. In August 2021, we entered into a new lease for laboratory facilities and office space in Rockwell, Maryland that expires in April 2027. In October 2021, we entered into a new lease for office space in New York, NY that expires in January 2027.

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

Equity-based Compensation

We have issued stock-based compensation awards through the granting of warrants and stock options, which generally vest over a four-year period. We did not grant any warrants during the year ended December 31, 2020. We issued 2,306,478 warrants with a weighted average exercise price of $14.74 to certain employees, board members and advisors during the year ended December 31, 2021. These warrants, and all previously issued warrants, were transferred to the 2021 Equity Plan in November 2021. We also issued 675,200 options with an exercise price of $14.00 under our 2021 Equity Plan during the year ended December 31, 2021. We account for equity-based compensation in accordance with ASC 718, Compensation-Stock Compensation (ASC 718). In accordance with ASC 718, compensation cost is measured at estimated fair value and is included as compensation expense over the vesting period during which service is provided in exchange for the award.

We use a Black-Scholes option pricing model to determine fair value of our warrants and options. The Black-Scholes option pricing model includes various assumptions, including the fair value of class A ordinary shares, expected life of warrants, the expected volatility and the expected risk-free interest rate. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. As a result, if other assumptions had been used, equity-based compensation cost could have been materially impacted. Furthermore, if we use different assumptions for future grants, share-based compensation cost could be materially impacted in future periods.

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

We determined fair value of the convertible notes on issuance and at December 31, 2019 using a scenario-based valuation method and a Monte Carlo simulation model with inputs based on certain subjective assumptions, including (a) estimated conversion dates, (b) expected stock price volatility, (c) a risk-free interest rates, and (d) implied debt yields. This approach results in the classification of these securities as Level 3 of the fair value hierarchy.

On conversion in April 2020, we determined the fair value of the convertible notes with reference to the class B preference shares into which the convertible notes were converted (142,437 shares).

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

Based on the level of historical operating results and projections for the taxable income for the future, we have determined that it is more likely than not that our net deferred tax assets in Denmark will not be realized. Accordingly, we have recorded a full valuation allowance to reduce these net deferred tax assets.

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

We operate in multiple jurisdictions, both within and outside the United States, and may be subject to audits from various tax authorities. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against our net deferred tax assets. We will monitor the extent to which our deferred tax assets may be realized and adjust the valuation allowance accordingly.

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our financial statements for the years ended December 31, 2021 and 2020 appearing elsewhere in this annual report for a discussion of recent accounting pronouncements.

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

We may remain classified as an EGC until the end of the fiscal year following the fifth anniversary of our IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year before that time, or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

IO Biotech, Inc.

report of iNDEPENDENT registered public accounting firm

To the Shareholders and the Board of Directors of IO Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IO Biotech, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preference shares and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EY Godkendt Revisionspartnerselskab

We have served as the Company’s auditor since 2015.

Copenhagen, Denmark

March 31, 2022

io biotech, inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$211,531	$3,405
Prepaid expenses and other current assets	10,207	2,230
Total current assets	221,738	5,635
Restricted cash	268	—
Other non-current assets	282	18
Total assets	$222,288	$5,653
Liabilities, convertible preference shares and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$3,928	$522
Accrued expenses and other current liabilities	6,377	2,528
Total current liabilities	10,305	3,050
Other long-term liabilities	59	—
Total liabilities	10,364	3,050
Commitments and contingencies (Note 9)
Convertible preference shares
Class B preference shares, $0.16 par value; no shares authorized, issued or outstanding at December 31, 2021; 584,583 shares authorized, issued and outstanding at December 31, 2020	—	37,906
Stockholders’ equity (deficit)
Preferred stock, par value of $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, par value of $0.001 per share; 300,000,000 shares authorized, 28,815,267 shares issued and outstanding as of December 31, 2021; no shares authorized, issued or outstanding at December 31, 2020	29	—
Class A ordinary shares, par value of $0.16 per share; no shares authorized, issued or outstanding at December 31, 2021; 177,200 shares authorized, issued and outstanding as of December 31, 2020	—	28
Additional paid-in capital	319,665	1,110
Accumulated deficit	(106,281)	(38,402)
Accumulated other comprehensive loss	(1,489)	1,961
Total stockholders’ equity (deficit)	211,924	(35,303)
Total liabilities, convertible preference shares and stockholders’ equity (deficit)	$222,288	$5,653

See accompanying notes to the consolidated financial statements.

io biotech, inc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses
Research and development	$30,152	$8,464
General and administrative	11,082	1,681
Total operating expenses	41,234	10,145
Loss from operations	(41,234)	(10,145)
Other income (expense)
Currency exchange gain (loss), net	319	114
Interest expense	(361)	(26)
Fair value adjustments on preference shares tranche obligations and convertible notes	(26,535)	(1,985)
Total other income (expense), net	(26,577)	(1,897)
Loss before income tax expense	(67,811)	(12,042)
Income tax expense	68	—
Net loss	(67,879)	(12,042)
Cumulative dividends on class B and C preference shares	(7,108)	(2,552)
Net loss attributable to common shareholders	(74,987)	(14,594)
Net loss per common share, basic and diluted	$(17.30)	$(82.36)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	4,335,629	177,200
Other comprehensive loss
Net loss	(67,879)	(12,042)
Foreign currency translation	(3,450)	664
Total comprehensive loss	$(71,329)	$(11,378)

See accompanying notes to the consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Convertible Preference Shares and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Class B Convertible Preference Shares		Class C Convertible Preference Shares		Common Stock		Class A Ordinary Shares		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance, January 1, 2020	366,301	$22,060	—	$—	—	$0	177,200	$28	$1,504	$1,297	$(26,360)	$(23,531)
Issuance of class B preference shares, net of issuance costs of $10	75,845	5,573	—	—	—	—	—	—	(458)	—	—	(458)
Issuance of class B preference shares upon conversion of convertible notes, net of issuance costs of $4	142,437	10,273	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—		—		—	—	—	—	64	—	—	64
Currency translation	—		—		—	—	—	—	—	664	—	664
Net loss	—		—		—	—	—	—	—	—	(12,042)	(12,042)
Balance, December 31, 2020	584,583	37,906	—	—	—	0	177,200	28	1,110	1,961	(38,402)	(35,303)
Issuance of class C preference shares, net of issuance costs of $340 and adjusted for settlement of tranche obligation of $28,276 of which $25,908 is non-cash	—	—	1,194,864	175,509	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	354	0	—	—	—	—	—	0
Exchange of preferred and ordinary shares of IO Biotech ApS into common stock of IO Biotech, Inc.	(584,583)	(37,906)	(1,194,864)	(175,509)	20,592,413	21	(177,200)	(28)	213,422	—	—	213,415
Issuance of common stock in connection with initial public offering, net of issuance costs of $11,765	—	—	—	—	8,222,500	8	—	—	103,342	—	—	103,350
Equity-based compensation expense	—		—		—	—	—	—	1,791	—	—	1,791
Currency translation	—		—		—	—	—	—	—	(3,450)	—	(3,450)
Net loss	—		—		—	—	—	—	—	—	(67,879)	(67,879)
Balance, December 31, 2021	—	$—	—	$—	28,815,267	$29	—	$—	$319,665	$(1,489)	$(106,281)	$211,924

See accompanying notes to the consolidated financial statements.

io biotech, inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(67,879)	$(12,042)
Adjustment to reconcile net loss to net cash used in operating activities
Equity-based compensation	1,791	64
Fair value adjustments preference shares tranche obligations	26,535	—
Fair value adjustments convertible notes	—	1,985
Other non-cash items, net	(317)	(111)
Changes in operating assets and liabilities
Prepaid expenses and other assets	(8,090)	(672)
Accounts payable	3,406	(475)
Accrued expenses and other current liabilities	3,908	1,295
Net cash used in operating activities	(40,646)	(9,956)
Cash flows from investing activities
Purchase of property and equipment	(153)	—
Net cash used in investing activities	(153)	—
Cash flows from financing activities
Proceeds from issuance of preference shares	149,941	5,116
Preference share issuance costs	(340)	(14)
Proceeds from issuance of common stock	115,115	—
Common stock issuance costs	(11,765)	—
Net cash provided by financing activities	252,951	5,102
Net decrease in cash and cash equivalents	212,152	(4,854)
Effect of exchange rate changes on cash and cash equivalents	(3,758)	413
Cash and cash equivalents, beginning of year	3,405	7,846
Cash and cash equivalents, end of year	$211,799	$3,405
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	211,531	3,405
Restricted cash	268	—
Total cash, cash equivalents, and restricted cash	$211,799	$3,405
Supplemental disclosures of non-cash financing activities:
Exchange of preferred and ordinary shares of IO Biotech ApS into common stock of IO Biotech, Inc. upon closing of initial public offering	$213,443	$—
Non-cash portion of settlement of preference shares tranche obligation	$25,908	$—
Exchange of convertible notes for class B preference shares	$—	$10,277

See accompanying notes to the consolidated financial statements.

io biotech, inc.

Notes to the Consolidated Financial Statements

1. Description of Business, Organization and Liquidity

Business

IO Biotech, Inc. is a clinical-stage biotechnology company dedicated to the identification and development of disruptive immune therapies for the treatment of cancer. As used in these financial statements, unless the context otherwise requires, references to the “Company”, “we,” “us,” and “our” refer to IO Biotech, Inc. and its subsidiaries. IO Biotech ApS was incorporated in Denmark in December 2014. We are developing novel, immune-modulating cancer therapies based on our T-win technology platform.

Corporate reorganization

In November 2021, we completed a corporate reorganization whereby IO Biotech ApS became a wholly-owned subsidiary of the Company. In connection with the corporate reorganization, each issued and outstanding class A ordinary share ($0.16 par value) was exchanged on a one for one basis into shares of common stock of the Company ($0.001 par value). Each class B and class C preference share of IO Biotech ApS was exchanged on a one for one basis into shares of class B and class C preferred stock of the Company.

Initial Public Offering ("IPO")

In November 2021, we completed our IPO, selling an aggregate of 8,222,500 shares of common stock at a price to the public of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received net proceeds from the IPO, after deducting underwriting discounts and commissions and other offering costs, of approximately $103.3 million.

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

Liquidity Considerations

Since inception, we have devoted substantially all our efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital. We have financed our operations primarily through the issuance of convertible preference shares, convertible notes and, most recently, our IPO.

Our continued discovery and development of product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

As of December 31, 2021, we had an accumulated deficit of $106.3 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $67.9 million and $12.0 million for the years ended December 31, 2021 and 2020, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $211.5 million as of December 31, 2021 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. We will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on acceptable terms, or at all, and we may not be able to enter into collaborations or other arrangements. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, even our ability to continue operations.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. While we are considered an essential business under applicable regulations and continue to operate, the impacts of COVID-19 continue to place significant strain on our clinical trial sites, have raised concerns around monitoring patient safety, and resulted in changes to patient visit frequencies. We are continuing to work closely with our clinical partners and have taken steps as necessary to adjust our protocols and timelines due to the impact of the COVID-19 pandemic. The COVID-19 pandemic and its impacts continue to strain our clinical sites, impact patient recruitment and affect enrollment. We cannot predict the scope and severity of any further disruptions as a result of COVID-19 or their impacts on us, but business disruptions for us or any of the third parties with whom we engage, including the collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business could materially and negatively impact our ability to conduct our business in the manner and on the timelines presently planned. The extent to which the COVID-19 pandemic may continue to impact our business and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope and duration of the pandemic, the extent and effectiveness of government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting economic impacts.

The actual and perceived impact of the COVID-19 pandemic is changing daily, and its ultimate effect on our business cannot be predicted. As a result, there can be no assurance that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic may negatively impact our business, financial condition and results of operations causing interruptions or delays in the Company’s research and programs.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP, as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

Prior to the completion of our IPO, we approved a 3.544-for-1 stock split of our common stock. All share and per share amounts in the balance sheet and notes thereto have been retroactively adjusted for all periods presented to give effect to this split.

Principles of consolidation

The Company’s consolidated financial statements include the accounts of its subsidiaries IO Biotech ApS, IO Bio US, Inc. and IO Biotech Limited. IO Bio US, Inc., a wholly owned subsidiary of IO Biotech ApS, was incorporated in Delaware in May 2021. IO Biotech Limited, a wholly owned subsidiary of IO Biotech ApS, was incorporated in the UK in August 2021. In October 2021, the Company engaged in a series of transactions, referred to collectively as the Corporate Reorganization. As a result of the Corporate Reorganization, IO Biotech ApS became a wholly-owned subsidiary of IO Biotech, Inc. and accordingly, our consolidated financial statements are those of IO Biotech, Inc. for the periods after the date of the Corporate Reorganization. IO Biotech, Inc. is a recently formed holding company, which, prior to our IPO, had nominal assets and no liabilities, contingencies, or commitments, and which has not conducted any operations prior to our IPO other than acquiring the entire issued and outstanding stock of IO Biotech ApS. The Company, IO Biotech ApS, and the holders of all of the issued and outstanding equity interests of IO Biotech ApS have entered into a Share Contribution and Exchange Agreement, dated as of October 29, 2021, pursuant to which the Corporate Reorganization was effected. Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals, stock-based compensation expense, the fair value of the Company’s class A ordinary shares, or ordinary shares, applied to measuring convertible notes and valuation of the Company’s deferred tax assets. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Currency and Currency Translation

The financial statements are presented in U.S. dollars, our reporting currency. The functional currency of IO Biotech ApS and IO Biotech Limited is the Euro. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income and expense in the statements of operations. Assets and liabilities recorded in our Euro functional currency are translated into the U.S. dollar reporting currency at the exchange rate on the balance sheet date. Our expenses in the Euro functional currency are translated into the U.S. dollar reporting currency at the average exchange rate prevailing during the year. Resulting translation adjustments are recorded to other comprehensive income (loss), or OCI.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, which consist of money market accounts, are stated at fair value. At December 31, 2021, we had money market funds of $101.6 million, which are included in cash and cash equivalents and reported at fair value (Note 3). At December 31, 2020, we had no cash equivalents.

Concentrations of Credit Risk and Off-Balance Sheet Risk

We maintain our cash in bank deposit and checking accounts that at times exceed insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk.

Fair Value of Financial Instruments

Fair value is defined as the price we would receive to sell an investment in a timely transaction or pay to transfer a liability in a timely transaction with an independent buyer in the principal market, or in the absence of a principal market, the most advantageous market for the investment or liability. A framework is used for measuring fair value utilizing a three-tier hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are as follows:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices in markets that are not considered to be active or financial instrument valuations for which all significant inputs are observable, either directly or indirectly; and

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Financial instruments are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the investment. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3.

We monitor the availability of inputs that are significant to the measurement of fair value to assess the appropriate categorization of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, our policy is to recognize significant transfers between levels at the end of the reporting period. The significance of transfers between levels is evaluated based upon the nature of the financial instrument and size of the transfer relative to total net assets.

Research and Development Expenses

Research and development costs are expensed as incurred. The Company’s research and development expenses consist primarily of costs incurred for the development of its product candidates and include expenses incurred under agreements with contract manufacturing organizations, or CMOs, contract research organizations, or CROs, investigative sites and consultants to conduct clinical trials and preclinical and non-clinical studies, costs to acquire, develop and manufacture supplies for clinical trials and other studies, salaries and related costs, including stock-based compensation, depreciation and other allocated facility-related and overhead expenses and licensing fees and milestone payments incurred under product license agreements where no alternative future use exists.

We may obtain grants from public and private funds for our research and development projects. The grant income for a given period is recognized as a cost reimbursement and is typically based on the time and the costs that we have spent on the specific project during that period. During the years ended December 31, 2021 and 2020, we had active cost reimbursement grants with Innovation Fund Denmark. The grants provided partial reimbursement of employment-related costs related to two employees pursuant to Business Ph.D. and Business post-doctoral programs. For the years ended December 31, 2021 and 2020, research and development expenses in the statements of operations include $109,000 and $91,000, respectively, of grant income cost reimbursement.

We have historically met the requirements to receive a tax credit in Denmark of up to 5.5 million Danish Kroner per year for losses resulting from research and development costs of up to 25 million Danish Kroner per year. The tax credit is reported as a reduction to research and development expense in the statements of operations. For the years ended December 31, 2021 and 2020, research and development expenses include refundable tax credits of $841,000 and $904,000 respectively.

Accrued Research and Development Costs

Substantial portions of our pre-clinical and clinical trials are performed by third-party laboratories, medical centers, CMOs, CROs and other vendors. These vendors generally bill monthly for services performed, or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled, the duration of the study and other investigative costs. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs, correspondence with the CROs and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive.

Leases

We enter into lease agreements for office and laboratory facilities and account for them in accordance with ASC Topic 840, Leases. These leases are classified as operating leases. Rent expense is recognized on a straight-line basis over the term of the lease and, accordingly, we record the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. During the year ended December 31, 2021, we entered into new lease agreements for office space and laboratory facilities in the US. Each lease had a free-rent period after lease inception, which led to the recording of a deferred rent liability. No deferred rent liability was recorded in the year ended December 31, 2020. Incentives granted under our facilities leases, including allowances to fund leasehold improvements, are deferred and are recognized as adjustments to rental expense on a straight-line basis over the term of the lease. No incentives were recognized in the years ended December 31, 2021 and 2020.

Convertible Preference Shares

We classify convertible preference shares outside of stockholders’ deficit on our balance sheet as certain liquidation events are not strictly within our control. We record the issuance of convertible preference shares at the issuance price less related issuance costs. We have not adjusted the carrying values of the convertible preferred stock to its liquidation preference because of the uncertainty as to whether a deemed liquidation event may occur.

Equity-Based Compensation

We account for stock options granted in accordance with ASC 718, Compensation-Stock Compensation, or ASC 718. In accordance with ASC 718, compensation expense is measured at the estimated fair value of the stock options at grant date and is included as compensation expense over the vesting period during which an employee provides service in exchange for the award.

All share-based awards granted are measured based on the fair value on the date of the grant and compensation expense is recognized with respect to those awards over the requisite service period, which is generally the vesting period of the respective award. The Company reverses any previously recognized compensation cost associated with forfeited awards in the period the forfeiture occurs.

Equity-based compensation expense is classified in the Company’s consolidated statement of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes model. The following summarizes the inputs used:

Expected volatility - The Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies because we lack company-specific historical and implied volatility information due in part to the limited time in which we have operated as a publicly traded company. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price.

Expected term - The expected term of the Company’s stock options has been determined based on the expected time to liquidity. The Company uses the simplified method prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted because we lack company-specific historical and implied expected term information due in part to the limited time in which we have operated as a publicly traded company.

Risk-free interest rate - The risk-free interest rate is based on the implied yield on a U.S. Treasury security at a constant maturity with a remaining term equal to the expected term of the option granted.

Dividends - Expected dividend yield is zero because the Company does not pay cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

Prior to the IPO, our board of directors, with input from management, determined the estimated fair value of the common shares as of the date of each incentive share grant considering the Company’s then-most recently available third-party valuation of common shares. Valuations are updated when facts and circumstances indicate that the most recent valuation is no longer valid, such as changes in the stage of development efforts, various exit strategies and their timing, and other scientific developments that could be related to the Company’s valuation, or, at a minimum, annually. Third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Income Taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized.

We follow the provisions of ASC 740-10, Uncertainty in Income Taxes, or ASC 740-10. We have not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. We have not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, we would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

We have identified Denmark and the United States of America as our major tax jurisdictions.

Net Loss Per Share

We calculate basic and diluted net loss per share attributable to ordinary shareholders in conformity with the two-class method required for participating securities. Our convertible preference shares were participating securities in Company distributions. The net loss attributable to ordinary shareholders is not allocated to the convertible preference shares as the holders of convertible preference shares do not have a contractual obligation to share in losses. Cumulative dividends on preference shares are added to net loss to arrive at net loss available to ordinary shareholders.

Under the two-class method, basic net loss per share attributable to ordinary shareholders is computed by dividing the net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of ordinary shares and potential dilutive common share equivalents outstanding during the period if the effect is dilutive. Potentially dilutive securities include stock warrants and convertible preference shares. In all periods presented, the Company’s outstanding stock warrants and convertible preference shares were excluded from the calculation of diluted net loss per share because their effects were anti-dilutive.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker, or CODM, in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is our chief executive officer. We have determined we operate in a single segment.

Other Comprehensive Income (loss)

Other comprehensive income (loss), or OCI, is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our OCI includes currency translation from the Euro, the functional currency of IO Biotech ApS and IO Biotech Limited, to the U.S. dollar, our reporting currency.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, with guidance regarding the accounting for and disclosure of leases. ASU 2016-02 requires lessees to recognize the liabilities related all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. As the Company elected to use the extended transition period for complying with new or revised accounting standards as available under the Jobs Act, the standard is effective for the Company beginning January 1, 2022. The Company will utilize the practical expedients available under ASU No. 2016-02, including, electing the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. In addition, the Company will apply the accounting policy election to not separate lease and non-lease components and the accounting policy election to not apply the recognition requirement under ASU No. 2016-02 to leases with a term of twelve months or less. The Company will not have a material cumulative adjustment to the statement of operations and comprehensive loss on January 1, 2022. The Company expects a material adjustment to the balance sheet in connection with the recognition of right-of-use assets and lease liabilities on January 1, 2022.

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

3. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value are performed in a manner to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company classified its money market funds within Level 1 because their fair values are based on their quoted market prices. The Company had no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2020.

A summary of the assets that are measured at fair value as of December 31, 2021 is as follows (in thousands):

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$101,561	$101,561	$—	$—
Total assets measured at fair value	$101,561	$101,561	$—	$—

(1) Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

The following table presents a roll-forward of the fair value of the convertible note and preference shares tranche obligations for which fair value is determined by Level 3 inputs (in thousands):

	Preference Shares Tranche Obligations	Convertible Note	Total
Balance, January 1, 2020	$—	$8,663	$8,663
Fair value adjustments	—	1,985	1,985
Currency exchange	—	(375)	(375)
Conversion into class B preference shares	—	(10,273)	(10,273)
Balance at December 31, 2020	—	—	—
Addition in cash on issuance of class C preference shares	2,425	—	2,425
Fair value adjustments through statement of operations	26,830	—	26,830
Currency exchange	(979)	—	(979)
Settlement of preference shares tranche obligation through issuance of preference shares	(28,276)	—	(28,276)
Balance at December 31, 2021	$—	$—	$—

Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Our convertible notes are classified within Level 3 of the fair value hierarchy because the fair value measurement is based, in part, on significant inputs not observed in the market.

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

Our class C Preference Shares Tranche Obligation was measured at fair value using a Black-Scholes option pricing valuation methodology. The fair value of class C Preference Shares Tranche Obligation includes inputs not observable in the market and thus represents a Level 3 measurement. The option pricing valuation methodology utilized requires inputs based on certain subjective assumptions, including (i) expected stock price volatility, (ii) calculation of an expected term, (iii) a risk-free interest rate, and (iv) expected dividends. The assumptions utilized to value the class C Preference Shares Tranche Obligation during 2021 were (i) expected stock price volatility of 73.7%; (ii) remaining term of 0.3 years; (iii) a risk-free interest rate of 0.05%; and (iv) an expectation of no dividends.

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2021 and 2020.

4. License and Collaboration Agreements

Clinical Trial Collaboration and Supply Agreements with MSD International GmbH

In February 2018, we entered into a clinical collaboration with MSD International GmbH ("MSDIG"), to evaluate IO102 in combination with KEYTRUDA® (pembrolizumab) in first-line treatment of patients with metastatic non-small cell lung cancer. Under the terms of the collaboration with MSDIG, we will conduct an international Phase 1/2 study to evaluate a combination therapy of IO102 and KEYTRUDA®. We will sponsor the clinical trials and MSDIG will provide KEYTRUDA® to be used in the clinical trials free of charge. We and MSDIG will be responsible for our own internal costs and expenses to support the study and we shall bear all other costs associated with conducting the study, including costs of providing IO102 for use in the study. The rights to the data from the clinical trials will be shared by us and MSDIG and we will maintain global commercial rights to IO102.

In September 2021, we entered into a clinical collaboration with MSDIG and MSD International Business GmbH (MSDIB), another affiliate of Merck, (collectively, "MSD") to evaluate IO102-IO103 in combination with KEYTRUDA® versus KEYTRUDA® alone in treatment of patients with metastatic (advanced) melanoma. Under the terms of the collaboration with MSD, we will conduct an international Phase 3 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We will sponsor the clinical trials and MSD will provide KEYTRUDA® to be used in the clinical trials free of charge. We and MSD will be responsible for our own internal costs and expenses to support the study and we shall bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trials will be shared by us and MSD and we will maintain global commercial rights to IO102-IO103.

In December 2021, we entered into a clinical collaboration with MSD to evaluate IO102-IO103 in combination with KEYTRUDA® in previously untreated patients with three different tumor types— metastatic non-small cell lung cancer (NSCLC), squamous cell carcinoma of the head and neck (SCCHN), and metastatic urothelial bladder cancer (UBC). Under the terms of the collaboration with MSD, we will conduct an international Phase 2 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We will sponsor the clinical trials and MSD will provide KEYTRUDA® to be used in the clinical trials free of charge. We and MSD will be responsible for our own internal costs and expenses to support the study and we shall bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trials will be shared by us and MSD and we will maintain global commercial rights to IO102-IO103.

Agreements with Herlev Hospital

We have a number of existing agreements with the Herlev University Hospital in Denmark (“Herlev”) for scientific and other support of our ongoing development activities. In January 2021, we entered into an additional agreement with Herlev regarding the payment of specific services whereupon in addition to any consideration payable by us to Herlev pursuant to the existing agreements we were required to pay a fee to Herlev of DKK 5.0 million (approximately $0.8 million) in the event of an initial public offering or other liquidity event whereby all or substantially all of the value of the Company is realized in consideration for cash. The Company consummated its IPO in November 2021, resulting in this payment to Herlev becoming payable. Additionally, upon the completion of the IPO, the Company was obligated to make payments to Herlev in the aggregate amount of DKK 13.2 million, (which is approximately $2.1 million based on the exchange rate of DKK 6.54 to one U.S. dollar on December 31, 2021). We expensed $2.9 million to research and development expense for the year ended December 31, 2021, which was subsequently paid in February 2022.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid contract research and development costs	$4,770	$359
Insurance	3,197	—
Research and development tax credit receivable	841	904
Value-added tax refund receivable	1,250	596
Other	149	371
Total prepaid expenses and other current assets	$10,207	$2,230

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued contract research and development costs	$3,861	$1,487
Professional costs	1,028	—
Employee compensation costs	1,027	785
Other liabilities	461	256
Total accrued expenses and other current liabilities	$6,377	$2,528

7. Commitments and Contingencies

Lease Commitments

We had two operating leases in Copenhagen, Denmark for office space that expired in August 2021 and December 2021, respectively.

In March 2021, we entered into a new lease for our office space in Copenhagen, Denmark that expires in January 2025, terminable upon three months’ notice. In August 2021, we entered into a new lease for laboratory facilities and office space in Rockwell, Maryland that expires in April 2027. In October 2021, we entered into a new lease for office space in New York, NY that expires in January 2027.

Rent expense for years ended December 31, 2021 and 2020 was $290,000 and $202,000 respectively.

Future minimum rental payments under noncancellable leases are as follows at December 31, 2021 (in thousands):

Year ending December 31,	Amount
2022	$411
2023	605
2024	621
2025	547
2026	553
Thereafter	150
Total	$2,887

Legal Proceedings

From time to time, we may be party to litigation arising in the ordinary course of its business. We were not subject to any material legal proceedings during the years ended December 31, 2021 and 2020, and, to our knowledge, no material legal proceedings are currently pending or threatened.

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

We, as permitted under Delaware law and in accordance with our certification of incorporation and bylaws and pursuant to indemnification agreements with certain of our officers and directors, indemnifies our officers and directors for certain events or occurrences, subject to certain limits, which our officer or director is or was serving at the our request in such capacity.

8. Convertible Preference Shares

As of December 31, 2021 we had no preference shares authorized, issued and outstanding. As of December 31, 2020, we had 584,583 class B preference shares authorized, issued and outstanding.

Sales and Issuances of Preference Shares During the Years Ended December 31, 2021 and 2020

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

In January 2021, we completed an investment agreement, Class C Investment Agreement, for the sale and issuance of up to 1,263,804 class C preference shares to new investors and existing related-party investors at a subscription price of $121.55 per share. Then, pursuant to the Class C Investment Agreement, we issued 505,520 class C preference shares for gross cash proceeds of $61.5 million. The Class C Investment Agreement further provided for a milestone closing in the event of certain development milestones before April 2022, whereby purchasers of class C preference shares are obligated to a further subscription amount of $88.4 million, or the Preference Shares Tranche Obligation, which resulted in a further issuance of 689,344 class C preference shares at a subscription price of $128.19 per share. We incurred issuance costs of $340,000 in connection with the issuances of the class C preference shares.

We concluded that the Preference Shares Tranche Obligation met the definition of a freestanding financial instrument, as it was legally detachable and separately exercisable from the class C preference shares. Therefore, we allocated the proceeds received from the issuance of shares under the Class C Investment Agreement between the Preference Shares Tranche Obligation and the class C preference shares. The fair value of the Preference Shares Tranche Obligation of $2.4 million on issuance was allocated from the $61.5 million proceeds of the class C preference shares financing and was classified as a current liability on the balance sheet as the class C preference shares would become redeemable upon a Deemed Liquidation Event, the occurrence of which is not within our control.

In March 2021, prior to a milestone closing, an investor elected to purchase and we issued 35,825 class C preference shares for gross cash proceeds of $4.2 million pursuant to the Class C Investment Agreement. As a result of entering into a collaboration agreement with Merck in September 2021, the number of class C preference shares issued in March 2021 was adjusted downward to 32,568 class C preference shares. In October 2021, investors purchased and we issued 656,776 class C preference shares for gross cash proceeds of $84.1 million pursuant to the Class C Investment Agreement, resulting in the settlement of the preference shares tranche obligations.

Immediately prior to consummation of our IPO, all outstanding class B and class C preference shares were converted into 20,415,213 shares of common stock.

9. Stockholders' Equity

Common and preferred stock

In November 2021, we completed our IPO selling an aggregate of 8,222,500 shares of common stock at $14.00 per share, which included 1,072,500 shares that represented the full exercise of an option to purchase additional shares granted to the underwriters in connection with the IPO. The offering resulted in $103.3 million of net proceeds to us, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of our IPO, we filed an amended and restated certificate of incorporation, which authorized us to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Board. No dividends have been declared or paid by us through December 31, 2021.

The Company had 28,815,267 common shares outstanding as of December 31, 2021. As of December 31, 2020, we had 177,200 class A ordinary shares authorized, issued and outstanding.

10. Equity-Based Compensation

Employee Equity Plan

Prior to our IPO, we issued warrants to certain employees, board members and advisors ("Pre-IPO Plan"). Each vested warrant entitled the warrant holder to a single class A ordinary share. Holders of stock warrants were entitled to exercise the vested portion of the stock warrant. Stock warrants generally vest over a three-year period and expire five years from the vest date.

In November 2021, our board of directors adopted, and our stockholders approved, the 2021 Equity Incentive Plan (or the “2021 Plan”), which became effective on November 4, 2021. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Plan is equal to 2,465,150, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the first day of such fiscal year or (ii) such other amount determined by our board of directors. The 2,396,413 outstanding warrants granted under the Pre-IPO Plan were transferred to the 2021 Equity Plan and no further warrants were available to be issued under the Pre-IPO Plan. As of December 31, 2021, we had 1,789,950 options available for future grant under the 2021 Equity Plan.

There were no grants, exercises, or forfeitures of any stock warrants during the year ended December 31, 2020. We issued 2,306,478 warrants with a weighted average exercise price of $14.74 to certain employees, board members and advisors during the year ended December 31, 2021. These warrants, and all previously issued warrants, were transferred to the 2021 Equity Plan in November 2021. We also issued 675,200 options with an exercise price of $14.00 under our 2021 Equity Plan during the year ended December 31, 2021. We did not recognize any tax benefits for stock-based compensation during the years ended December 31, 2021 and 2020.

The following table summarizes our stock warrants for the years ended December 31, 2021 and 2020:

	Number of Warrants	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding December 31, 2019	89,935	$15.00	5.6	$—
Outstanding December 31, 2020	89,935	$15.00	4.6	$—
Granted	2,981,678	$14.58
Outstanding, December 31, 2021	3,071,613	$13.12	8.5	$—
Exercisable at December 31, 2021	220,575	$14.48	6.5	$—

2021 Employee Stock Purchase Plan

In November 2021, our board of directors adopted and our stockholders approved the 2021 Employee Stock Purchase Plan (or the “2021 ESPP”), which became effective on November 4, 2021. The number of shares of our common stock reserved for issuance under the 2021 ESPP is equal to 257,272, subject to an annual increase, to be added on the first day of each fiscal year, beginning January 1, 2023, equal to the lesser of (i) 1% of the number of shares of common stock outstanding on the first day of such fiscal year, (ii) 257,272 shares of our common stock or (iii) such other amount determined by our board of directors.

Equity-Based Compensation

In October 2021, our board of directors approved the amendment of all nonvested warrant awards issued in July and August 2021 with an exercise price of $19.62 per share to reduce the exercise price of such warrants to $12.64 per share. Warrants to purchase an aggregate of 670,849 shares of our class A ordinary shares were modified. The vesting schedule of such awards was not modified. The modification resulted in a $0.6 million charge which will be recognized over the remaining vesting periods of each award averaging 3.75 years.

We recorded equity-based compensation expense of $1.8 million and $64,000 related to the issuance of stock options and warrants during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $22.6 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 3.7 years.

The fair values of the options granted were estimated based on the Black-Scholes model, using the following assumptions:

Year Ended
December 31, 2021
Expected volatility	72.9% - 82.6%
Risk-free interest rate	0.79% - 1.45%
Expected term (in years)	5.0 - 9.0
Expected dividend yield	0%

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	December 31,
	2021	2020
Research and development	$600	$22
General and administrative	1,191	42
Total equity-based compensation	$1,791	$64

11. Income Taxes

We are subject to U.S. federal, state and foreign corporate income taxes. Our loss before provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$206	$—
Foreign	(68,017)	(12,042)
Total	$(67,811)	$(12,042)

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$114	$—
State	23	—
Foreign	18	—
	155	—
Deferred:
Federal	(72)	—
State	(15)	—
Foreign	—	—
	(87)	—
Total provision for income taxes	$68	$—

Reconciliation of Effective Tax Rate

Our effective tax rate for the years ended December 31, 2021 and 2020 is different from the statutory rate in the U.S. primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The reconciliation of the statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Income tax benefit at the statutory rate	21.0%	21.0%
Permanent differences	(6.5)	(2.2)
Difference in tax rate	1.0	1.0
Change in valuation allowance	(15.6)	(19.8)
Total	(0.1%)	—%

Deferred Taxes

Deferred tax assets and liabilities represent future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and for loss carryforwards using enacted tax rates expected to be in effect in the years in which the differences reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The principal components of the Company’s deferred tax assets consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$14,693	$5,234
Share-based compensation expense	345	71
Accrued compensation	88	—
Other	73	74
Total deferred tax assets	$15,199	$5,379
Valuation allowance	(15,112)	(5,379)
Net deferred tax assets	$87	$—

We determine whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50%.

When realization of a deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. We cannot be certain that future income in Denmark will be sufficient to realize the Company’s deferred tax assets. Accordingly, a full valuation allowance has been provided against our net deferred tax assets in Denmark. The valuation allowance increased by $9.7 million in 2021. The increase in 2021 is primarily the result of an increase in net operating loss carryforwards, or NOLs.

Available Carryforward Tax Losses

At December 31, 2021, we had NOL carryforwards of approximately $66.8 million that can be carried forward indefinitely according to Danish Tax Authority regulations.

Uncertain Tax Positions

We determine our uncertain tax positions based on whether and how much of a tax benefit taken by us in our tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities. We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by the Danish Tax Authority. As of December 31, 2021 and 2020, we have not recorded an uncertain tax position liability

Tax filings in Denmark remain subject to examination by the Danish Tax Authority. As of December 31, 2021, tax years 2018 and forward were generally open to examination by the Danish Tax Authority.

Other Tax Matters

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense. The Company does not have any material unrecognized tax benefits which would affect the effective tax rate if recognized. The Company does not have any unrecognized tax benefits which would reverse within the next twelve months.

The Company is eligible for the Danish enhanced research and development tax allowance, providing for an increase in the deductible value of the amount of certain R&D expenditures. For 2019, the deduction is set at 101.5%. Furthermore, the deduction for R&D expenditures is set at 130% for 2020 through 2022, 108% for 2023 through 2025, and 110% for 2026.

The tax allowance is reported as a reduction to research and development expense in the statements of operations. For the years ended December 31, 2021 and 2020, we applied for refundable tax credit of 25 million DKK for each year and a receivable was recorded for $0.8 million and $0.9 million respectively.

12. Net Loss Per Share

Basic and diluted net loss per ordinary share is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2021	2020
Net loss	$(67,879)	$(12,042)
Cumulative dividends on class B and C preference shares	(7,108)	(2,552)
Net loss attributable to common shareholders	$(74,987)	$(14,594)
Net loss per common share, basic and diluted	$(17.30)	$(82.36)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	4,335,629	177,200

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per class A ordinary share, as their effect is anti-dilutive:

	December 31,
	2021	2020
Convertible preference shares	—	584,583
Stock options to purchase common stock	3,071,613	—
Stock warrants to purchase class A ordinary shares	—	89,935

13. Subsequent Events

We have evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure to the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.ma

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective due to the material weakness described below.

Discussion of Material Weakness

In connection with our preparation and the audits of our financial statements as of and for the years ended December 31, 2021 and 2020, we identified a material weakness as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. The material weakness relate to the design of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weakness that we identified related to the lack of a sufficient complement of personnel commensurate with our accounting and reporting requirements.

Remediation Activities

We are currently in the process of remediating the material weakness and have taken and will continue to take steps that we believe will address the underlying causes of the material weakness. The remediation efforts include (i) hiring a Chief Financial Officer and other qualified accounting and financial reporting personnel in the second half of 2021, and actively recruiting for open positions and anticipate hiring additional qualified accounting and financial reporting personnel in 2022, (ii) creating a disclosure committee consisting of key executives and accounting personnel who review the Company’s financial statements and related disclosures and (iii) implementing a monthly financial statement close process that includes formal review of financial statement account balances and journal entries, including the oversight of third-party service providers. While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting and testing these processes, procedures and controls. These remediation activities are being done in conjunction with our adoption of the requirements Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2022. We will continue to devote significant time and attention to these remediation efforts. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Other than as described above under “Remediation Activities,” there has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 139 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of IO Biotech, Inc. (filed as an exhibit to our Amendment No. 2 to Registration Statement on Form S-1/A dated November 1, 2021 and incorporated herein by reference)

3.2	Form of Amended and Restated Bylaws of IO Biotech, Inc. (filed as an exhibit to our Amendment No. 2 to Registration Statement on Form S-1/A dated November 1, 2021 and incorporated herein by reference)
4.1	Form of Common Stock Certificate (filed as an exhibit to our Amendment No. 2 to Registration Statement on Form S-1/A dated November 1, 2021 and incorporated herein by reference)
4.2*	Description of Capital Stock
10.1†	Form of Indemnification Agreement (filed as an exhibit to our Amendment No. 2 to Registration Statement on Form S-1/A dated November 1, 2021 and incorporated herein by reference)
10.2†

Form of IO Biotech, Inc. 2021 Equity and Incentive Plan and related form agreements (filed as an exhibit to our Amendment No. 2 to Registration Statement on Form S-1/A dated November 1, 2021 and incorporated herein by reference)

10.3†

Form of IO Biotech, Inc. 2021 Employee Stock purchase Plan and related form agreements (filed as an exhibit to our Amendment No. 2 to Registration Statement on Form S-1/A dated November 1, 2021 and incorporated herein by reference)

10.4#

Option Assignment Agreement, dated as of January 2, 2015, by and between IO Biotech ApS and Herlev Hospital (filed as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)

10.5

Addendum I to Option Assignment Agreement, dated as of May 2, 2016, by and between IO Biotech ApS and Herlev Hospital (filed as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)

10.6#

Framework Assignment Agreement, dated as of May 2, 2016, by and between IO Biotech ApS and Herlev Hospital (filed as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)

10.7#

Assignment Agreement, dated as of January 2, 2017, by and between IO Biotech ApS and Herlev and Gentofte Hospital (field as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)

10.8#

Option Assignment Agreement, dated as of March 27, 2017, by and between IO Biotech ApS and Herlev and Gentofte Hospital (filed as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)

10.9#

1st Amendment to Option Assignment Agreement, dated as of December 7, 2018, by and between IO Biotech ApS and Herlev and Gentofte Hospital (filed as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)

10.10

2nd Amendment to Option Assignment Agreement, dated as of December 7, 2018, by and between IO Biotech ApS and Herlev and Gentofte Hospital (filed as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)

10.11

Agreement on Payment for Specific Services, dated as of January 27, 2021, by and between IO Biotech ApS and Herlev and Gentofte Hospital (filed as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)

10.12#

Clinical Trial Collaboration and Supply Agreement, dated September 7, 2021, by and among IO Biotech ApS, MSD International GmbH and MSD International Business GmbH (filed as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)

10.13

Investors’ Rights Agreement, dated October 29, 2021, by and among IO Biotech, Inc. and the Investors and Key Holders party thereto (filed as an exhibit to our Amendment No. 2 to Registration Statement on Form S-1/A dated November 1, 2021 and incorporated herein by reference)

10.14†

Service Agreement, dated August 21, 2017, by and between IO Biotech ApS and Mai-Britt Zocca (filed as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)

10.15†

Addendum to Service Agreement, dated April 1, 2021, by and between IO Biotech ApS and Mai-Britt Zocca (filed as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)

10.16†

Service Agreement, dated August 21, 2017, by and between IO Biotech ApS and Eva Ehrnrooth (filed as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)

10.17†

Addendum to Service Agreement, dated April 1, 2021, by and between IO Biotech ApS and Eva Ehrnrooth (filed as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)

10.18#

Clinical Trial Collaboration and Supply Agreement by and among IO Biotech ApS, MSD International GmbH, and MSD International Business GmbH, dated as of November 30, 2021 (filed as an exhibit to our Current Report on Form 8-K dated November 30, 2021 and incorporated herein by reference)

21.1	List of subsidiaries (filed as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)
23.1*	Consent of EY Godkendt Revisionspartnerselskab, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates a management contract or compensatory plan or arrangement.

# Portions of the exhibit have been or will be excluded because it is both not material and is the type of information that the registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IO Biotech, Inc.

Date: March 31, 2022	By:	/s/ Mai-Britt Zocca
Mai-Britt Zocca, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Mai-Britt Zocca and Keith Vendola, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to file with the Securities and Exchange Commission this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his or her substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mai-Britt Zocca	Chief Executive Officer and Director	March 31, 2022
Mai-Britt Zocca, Ph.D.	(Principal Executive Officer)

/s/ Keith Vendola, M.D., M.B.A.	Chief Financial Officer	March 31, 2022
Keith Vendola, M.D., M.B.A.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Hirth, Ph.D.	Chairman of the Board	March 31, 2022
Peter Hirth, Ph.D.

/s/ Kathleen Sereda Glaub	Director	March 31, 2022
Kathleen Sereda Glaub

/s/ Emmanuelle Coutanceau, Ph.D.	Director	March 31, 2022
Emmanuelle Coutanceau, Ph.D.

/s/ Christian Elling, Ph.D.	Director	March 31, 2022
Christian Elling, Ph.D.

/s/ Claus Andersson, Ph.D.	Director	March 31, 2022
Claus Andersson, Ph.D.

/s/ Priyanka Belawat, Ph.D.	Director	March 31, 2022
Priyanka Belawat, Ph.D.

/s/ Jack B. Nielsen	Director	March 31, 2022
Jack B. Nielsen

/s/ Vanessa Malier	Director	March 31, 2022
Vanessa Malier

/s/ David V. Smith	Director	March 31, 2022
David Smith