Form 10-Q
period 2022-03-31
IO Biotech, Inc.
filed 2022-05-16
CIK 1865494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 13, 2022, the registrant had 28,815,267 shares of common stock, $0.001 par value per share, outstanding.

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

ii

•
our reliance on third parties to conduct our clinical trials;
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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A - “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$187,904	$211,531
Prepaid expenses and other current assets	11,344	10,207
Total current assets	199,248	221,738
Restricted cash	268	268
Property and equipment, net	271	155
Right of use lease asset	2,248	—
Noncurrent assets	136	127
Total assets	$202,171	$222,288
Liabilities, convertible preference shares and stockholders’ equity
Current liabilities
Accounts payable	$2,087	$3,928
Lease liability - current	345	—
Accrued expenses and other current liabilities	3,998	6,377
Total current liabilities	6,430	10,305
Lease liability - noncurrent	2,048	—
Other long-term liabilities	—	59
Total liabilities	8,478	10,364
Commitments and contingencies (Note 9)
Convertible preference shares
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, par value of $0.001 per share; 300,000,000 shares authorized, 28,815,267 shares issued and outstanding as of March 31, 2022 and December 31, 2021	29	29
Additional paid-in capital	321,285	319,665
Accumulated deficit	(123,485)	(106,281)
Accumulated other comprehensive loss	(4,136)	(1,489)
Total stockholders’ equity	193,693	211,924
Total liabilities, convertible preference shares and stockholders’ equity	$202,171	$222,288

See accompanying notes to the financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$10,306	$2,848
General and administrative	6,704	965
Total operating expenses	17,010	3,813
Loss from operations	(17,010)	(3,813)
Other income (expense)
Currency exchange gain (loss), net	(20)	137
Interest income	15	—
Interest expense	(123)	(72)
Total other income (expense), net	(128)	65
Loss before income tax expense	(17,138)	(3,748)
Income tax expense	66	—
Net loss	(17,204)	(3,748)
Cumulative dividends on class B and C preference shares	—	(1,839)
Net loss attributable to common shareholders	(17,204)	(5,587)
Net loss per common share, basic and diluted	$(0.60)	$(31.53)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	28,815,267	177,200
Other comprehensive loss
Net loss	(17,204)	(3,748)
Foreign currency translation	(2,647)	(1,766)
Total comprehensive loss	(19,851)	(5,514)

See accompanying notes to the financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Convertible Preference Shares and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Class B Convertible Preference Shares		Class C Convertible Preference Shares		Common Stock		Class A Ordinary Shares		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance, January 1, 2021	584,583	$37,906	—	$—	—	$0	177,200	$28	$1,110	$1,961	$(38,402)	$(35,303)
Issuance of class C preference shares, net of issuance costs of $340	—	—	538,088	62,983	—	—	—	—	—	—	—	—
Equity-based compensation	—		—		—	—	—	—	4	—	—	4
Foreign currency translation	—		—		—	—	—	—	—	(1,766)	—	(1,766)
Net loss	—		—		—	—	—	—	—	—	(3,748)	(3,748)
Balance, March 31, 2021	584,583	$37,906	538,088	$62,983	—	$0	177,200	$28	$1,114	$195	$(42,150)	$(40,813)

Balance, January 1, 2022	—	$—	—	$—	28,815,267	$29	—	$0	$319,665	$(1,489)	$(106,281)	$211,924
Equity-based compensation	—		—		—	—	—	—	1,620	—	—	1,620
Foreign currency translation	—		—		—	—	—	—	—	(2,647)	—	(2,647)
Net loss	—		—		—	—	—	—	—	—	(17,204)	(17,204)
Balance, March 31, 2022	—	$—	—	$—	28,815,267	$29	—	$—	$321,285	$(4,136)	$(123,485)	$193,693

See accompanying notes to the financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(17,204)	$(3,748)
Adjustment to reconcile net loss to net cash used in operating activities
Equity-based compensation	1,620	4
Amortization of right of use lease asset	220	—
Foreign currency loss (gain)	20	(137)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,137)	66
Accounts payable	(1,841)	678
Lease liability	(75)	—
Accrued expenses and other current liabilities	(2,447)	(755)
Net cash used in operating activities	(20,844)	(3,892)
Cash flows from investing activities
Purchase of property and equipment	(116)	—
Net cash used in investing activities	(116)	—
Cash flows from financing activities
Proceeds from issuance of preference shares	—	65,748
Preference shares issuance costs	—	(340)
Net cash provided by financing activities	—	65,408
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,960)	61,516
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,667)	(1,699)
Cash, cash equivalents and restricted cash, beginning of period	211,799	3,405
Cash, cash equivalents and restricted cash, end of period	$188,172	$63,222
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	187,904	63,222
Restricted cash	268	—
Total cash, cash equivalents and restricted cash	$188,172	$63,222

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

As of March 31, 2022, we had an accumulated deficit of $123.5 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $17.2 million and $67.9 million for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $187.9 million as of March 31, 2022 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. We will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to it, if at all, and we may not be able to enter into collaborations or other arrangements. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, even our ability to continue operations.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. As a result of the ongoing COVID-19 pandemic and continuing resource constraints on CROs, us, prospective clinical trial sites and others, we are currently experiencing longer than expected lead times in clinical trial site activation and patient enrollment in our clinical trials. We cannot predict the scope and severity of any further disruptions as a result of COVID-19 and continuing resource constraints or their impacts on CROS, us, clinical trial sites and others. But continuing resource constraints or business disruptions for us or any of the third parties with whom we engage, including the collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business could materially and negatively impact our ability to conduct our business in the manner and on the timelines presently planned.

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

2. Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s annual financial statements for the years ended December 31, 2021 and 2020 included in its annual report on Form 10-K filed with the Securities and Exchange Commission (or the “SEC”), other than those described below.

Unaudited Financial Information

The Company’s condensed financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. In the Company’s opinion, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016 02, “Leases” (“ASC 842”) to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, most leases are required to be recognized on the balance sheet as right-of-use assets and lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. Prior to January 1, 2019, GAAP did not require lessees to recognize assets and liabilities related to operating leases on the balance sheet. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement as well as the reduction of the right of use asset. The Company has adopted the standard effective January 1, 2022 and has chosen to use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2022. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess (i) whether existing or expired arrangements contain a lease, (ii) the lease classification of existing or expired leases, or (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply (i) the practical expedient which allows us to not separate lease and non-lease components, for new leases entered into after adoption and (ii) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. For the impact to the Company’s consolidated financial statement upon adoption of the new leasing standard, see Note 7 to our unaudited consolidated financial statements.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable.

As such, the Company will utilize the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As of the ASC 842 effective date, the Company’s incremental borrowing rate is approximately 6.5% based on the remaining lease term of the applicable leases.

The Company has elected to combine lease and non-lease components as a single component. Operating leases are recognized on the balance sheet as ROU lease assets, lease liabilities current and lease liabilities non-current. Fixed rents are included in the calculation of the lease balances while variable costs paid for certain operating and pass-through costs are excluded. Lease expense is recognized over the expected term on a straight-line basis.

Recently Issued Accounting Standards

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

3. Fair Value Measurements

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets			0
Money market funds(1)	$99,576	$99,576	$—	$—
Total assets measured at fair value	$99,576	$99,576	$—	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$101,561	$101,561	$—	$—
Total assets measured at fair value	$101,561	$101,561	$—	$—

(1) Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

The following table presents a roll-forward of the fair value of the preference shares tranche obligations for which fair value is determined by Level 3 inputs (in thousands):

Preference Shares Tranche Obligations
Balance, December 31, 2020	$—
Addition on issuance of class C preference shares	2,425
Currency exchange	(70)
Balance, March 31, 2021	$2,355
Fair value adjustments	26,830
Currency exchange	(909)
Settlement of preference shares tranche obligation through issuance of preference shares	(28,276)
Balance, December 31, 2021	$—

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2022 and year ended December 31, 2021.

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid contract research and development costs	$6,023	$4,770
Insurance	2,251	3,197
Research and development tax credit receivable	1,639	841
Value-added tax refund receivable	1,150	1,250
Other	281	149
Total prepaid expenses and other current assets	$11,344	$10,207

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued contract research and development costs	$1,142	$3,861
Professional fees	1,353	1,028
Employee compensation costs	621	1,027
Other liabilities	882	461
Total accrued expenses and other current liabilities	$3,998	$6,377

7. Leases

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption (Note 2). The Company had an immaterial cumulative-effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. The Company is party to three operating leases for laboratory and office space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of March 31, 2022, this exception applies to one operating lease for office and laboratory space in Denmark that expires December 31, 2022 and another operating lease for office space in the UK that is payable month to month. Further, the Company has applied the guidance in ASC 842 to our corporate office and laboratory leases and has determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842, we recognized a right-of-use (ROU) lease asset of approximately $2.3 million with a corresponding lease liability of approximately $2.4 million based on the present value of the minimum rental payments of such leases. In accordance with ASC 842, the beginning balance of the ROU lease asset was reduced by the existing deferred rent liability at inception of approximately $59,000. In the consolidated balance sheet at March 31, 2022, the Company has a ROU asset balance of $2.2 million and a current and non-current lease liability of $0.3 million and $2.0 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office leased in New York, NY, Rockville, MD and Copenhagen, Denmark.

The Company is party to an operating lease in Copenhagen, Denmark for office and laboratory space that commenced in March 2021 with the initial term set to expire in January 2025. Base rent for this lease is approximately $92,000 annually. The Company is party to an operating lease in New York, NY for office and laboratory space that commenced in October 2021 with the initial term set to expire in January 2027. Base rent for this lease is approximately $222,000 annually. The Company is party to an operating lease in Rockwell, MD for office and laboratory space that commenced in December 2021 with the initial term set to expire in April 2027. Base rent for this lease is approximately $273,000 annually. Additionally, the Company is party to an operating lease in the UK that has month-to-month payments of approximately $900 per month. Rent expense for the three months ended March 31, 2022 and 2021 was $219,000 and $59,000.

Quantitative information regarding the Company’s leases for the three months ended March 31, 2022 is as follows (in thousands):

Three Months Ended
Lease Cost	March 31, 2022
Operating lease cost	$174
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$97
Operating lease liabilities arising from obtaining right‑of‑use assets	$2,411
Weighted average remaining lease term (years)	2.8-5.2
Weighted average discount rate	6.5%

Future lease payments under noncancelable leases are as follows at March 31, 2022 (in thousands):

Future Lease Payments	Amount
2022	$349
2023	602
2024	619
2025	547
2026	553
Thereafter	150
Total	$2,820

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the incremental borrowing rate on January 1, 2022 for operating leases that commenced prior to that date.

8. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party to litigation arising in the ordinary course of its business. We were not subject to any material legal proceedings during the three months ended March 31, 2022 and year ended December 31, 2021, and, to our knowledge, no material legal proceedings are currently pending or threatened.

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

9. Convertible Preference Shares

As of March 31, 2022 and December 31, 2021, we had no preference shares authorized, issued and outstanding.

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

We concluded that the Preference Shares Tranche Obligation met the definition of a freestanding financial instrument, as it is legally detachable and separately exercisable from the class C preference shares. Therefore, we allocated the proceeds received from the issuance of shares under the Class C Investment Agreement between the Preference Shares Tranche Obligation and the class C preference shares. The fair value of the Preference Shares Tranche Obligation of $2.4 million on issuance was allocated from the $61.5 million proceeds of the class C preference shares financing and is classified as a current liability on the balance sheet as of March 31, 2021 as the class C preference shares would become redeemable upon a Deemed Liquidation Event, the occurrence of which is not within our control.

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

10. Stockholders' Equity

Common and Preferred Stock

In November 2021, we completed our IPO selling an aggregate of 8,222,500 shares of common stock at $14.00 per share, which included 1,072,500 shares that represented the full exercise of an option to purchase additional shares granted to the underwriters in connection with the IPO. The offering resulted in $103.3 million of net proceeds to us, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of our IPO, we filed an amended and restated certificate of incorporation, which authorized us to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Board. No dividends have been declared or paid by us through March 31, 2022.

The Company had 28,815,267 common shares outstanding as of March 31, 2022.

11. Equity-Based Compensation

Employee Equity Plan

Prior to our IPO, we issued warrants to certain employees, board members and advisors (Pre-IPO Plan). Each vested warrant entitled the warrant holder to a single class A ordinary share. Holders of stock warrants were entitled to exercise the vested portion of the stock warrant. Stock warrants generally vest over a three-year period and expire five years from the vest date.

In November 2021, our board of directors adopted, and our stockholders approved, the 2021 Equity Incentive Plan (or the “2021 Plan”), which became effective on November 4, 2021. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Plan is equal to 2,465,150, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the first day of such fiscal year or (ii) such other amount determined by our board of directors. The 2,396,413 outstanding warrants granted under the Pre-IPO Plan were transferred to the 2021 Equity Plan and no further warrants were available to be issued under the Pre-IPO Plan. As of March 31, 2022, we had 2,277,377 options available for future grant under the 2021 Equity Plan.

The following table summarizes our stock options activity:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, December 31, 2021	3,071,613	$13.12	8.5	$—
Granted	450,078	$8.42
Outstanding March 31, 2022	3,521,691	$12.52	8.5	$—
Exercisable at March 31, 2022	346,575	$13.93	7.1	$—

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

As of March 31, 2022, there was $24.0 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 3.5 years.

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$685	$1
General and administrative	935	3
Total equity-based compensation	$1,620	$4

We did not recognize any tax benefits for stock-based compensation during the three months ended March 31, 2022 and 2021.

12. Income Taxes

We are subject to taxes for earnings generated in multiple jurisdictions, both inside and outside of the United States and our tax expense is primarily affected by unrecognized tax benefits in Denmark. We recorded a provision for income taxes of $66,000 and $0 during the three months ended March 31, 2022 and 2021. We continue to maintain a full valuation allowance against all of our deferred tax assets in Denmark.

We have evaluated the positive and negative evidence involving our ability to realize our deferred tax assets. We have considered our history of cumulative net losses incurred since inception and our lack of any commercial products. We have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets in Denmark. We reevaluate the positive and negative evidence at each reporting period.

13. Net Loss Per Share

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(17,204)	$(3,748)
Cumulative dividends on class B and C preference shares	—	(1,839)
Net loss attributable to common shareholders	$(17,204)	$(5,587)
Net loss per common share, basic and diluted	$(0.60)	$(31.53)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	28,815,267	177,200

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Convertible preference shares	—	1,122,671
Stock options to purchase common stock	3,521,691	—
Stock warrants to purchase class A ordinary shares	—	89,935

14. Subsequent Events

We have evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in our Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward- looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing novel, immune-modulating cancer therapies based on our T-win technology platform. Our product candidates are designed to induce the immune system to simultaneously target and disrupt multiple pathways that regulate tumor-induced immunosuppression. We believe this represents a paradigm shift in the management of cancer and that our product candidates have the potential to become cornerstones of the treatment regimens of multiple solid tumors. Our lead product candidate, IO102-IO103, is designed to target the immunosuppressive mechanisms mediated by key immunosuppressive proteins such as Indoleamine 2,3-dehydrogenase (IDO) and programmed death ligand (PD-L1). In a single-arm Phase 1/2 clinical trial of 30 patients with metastatic melanoma with the primary objective to investigate safety and tolerability, secondary objective to investigate immunogenicity and tertiary objective to investigate clinical efficacy, IO102-IO103, in combination with nivolumab, demonstrated an ability to induce meaningful tumor regression and establish durable antitumor response while achieving a manageable tolerability profile for patients. The clinical efficacy endpoints in this trial include objective response (OR), progression free survival (PFS) and overall survival (OS). In this trial, we have observed a confirmed overall response rate (ORR) of 73% and a complete response rate (CRR) of 47%. Based on the results from this trial, IO102-IO103, in combination with pembrolizumab was granted BTD by the FDA for treatment of unresectable/metastatic melanoma and we are currently recruiting for a potentially registrational Phase 3 trial for IO102-IO103 in combination with pembrolizumab. We are experiencing longer than expected lead times in clinical trial site activation and patient enrollment and anticipate announcing first patient in (FPI) for this Phase 3 trial in the first half of 2022. We will be providing an update during the middle of this year on the anticipated timing of receiving interim data from this trial.

Our T-win platform is a novel approach to cancer immunotherapy designed to activate pre-existing T cells to target immunosuppressive mechanisms. Our T-win product candidates are designed to employ a dual mechanism of action: (1) direct killing of immunosuppressive cells, including both tumor cells and genetically stable cells in the tumor microenvironment (TME), that express IDO and PD-L1 and (2) modulation of the TME into a more pro-inflammatory, anti-tumor environment. Our T-win technology is built upon our team’s deep understanding of both TME and a tumor’s ability to evade surveillance and destruction by the immune system. Our approach is in contrast to previous methods that have sought to either block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed by tumor cells.

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

On December 14, 2020, the FDA granted us BTD for IO102-IO103 in combination with pembrolizumab for the treatment of patients with unresectable or metastatic melanoma based on data from the Phase 1/2 clinical trial, MM1636. BTD enables us to solicit more frequent and intensive guidance from the FDA as to how to conduct an efficient development program for IO102-IO103. The MM1636 trial is an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma receiving IO102-IO103 and nivolumab, an anti-PD-1 monoclonal antibody. In this trial, investigators initially observed an ORR of 80% (24 out of 30 patients); however, two of 24 patients in which a response was observed progressed before subsequent radiological confirmation, which resulted in a confirmed ORR of 73%. In addition, 47% of patients achieved a CR, or complete elimination of their tumors based on RECIST 1.1 definitions. While a total of five patients (17%) experienced a high-grade adverse event (grade 3-5), based on the 17% discontinuation rate of treatment with both nivolumab and IO102-IO103, data from this trial suggests a manageable tolerability profile for patients. In addition, we have observed treatment-induced infiltration of CD3/CD8 T cells into the tumor site in responding patients and detected IO102+IO103-specific T cells in tumors after treatment in correlative biomarker data where this was analyzed. We are currently recruiting for a Phase 3 potentially registrational trial for IO102-IO103, the IOB-013/KN-D18 trial, in combination with pembrolizumab. While the MM1636 trial investigates IO102-IO103 in combination with nivolumab, we have made the commercial decision to investigate IO102-IO103 in combination with pembrolizumab in the Phase 3 trial. Nivolumab and pembrolizumab are both IgG4 subclass antibodies that target the PD-1 receptor. In a comparative data analysis by Moser (Annals of Oncology 2020), researchers found no difference between the effectiveness of frontline pembrolizumab and nivolumab in patients with advanced melanoma. The Phase 3 trial will include a concurrent evaluation of the initial participants to allow for an assessment of safety, or safety run in. The pembrolizumab for this trial is being supplied by Merck pursuant to a Clinical Trial Collaboration and Supply Agreement that we entered into in September 2021.

We plan to broaden the development of IO102-IO103 to several other solid tumor indications. We are conducting a Phase 2 basket trial, the IOB-022 trial, which will enable us to investigate multiple first-line solid tumor indications in anti PD-1/PD-L1 treatment naïve patients with metastatic disease. Our planned basket trial will investigate the safety and efficacy of IO102-IO103 in combination with pembrolizumab in NSCLC with PD-L1 ≥50%, SCCHN, and UBC. We have initiated our first indication, the NSCLC arm of this Phase 2 basket trial in solid tumors as of April 2022, with initial data for such indication in the second half of 2022, and additional data in 2023. In addition to first-line cancer indications, we also plan to investigate IO102-IO103 when used before or after curatively intended surgery as a neo-adjuvant/adjuvant therapy. As with our targeted first-line cancer indications, we plan to conduct a Phase 2 basket trial, the IOB-032 trial, which will enable us to investigate multiple solid tumor indications in anti PD-1/PD-L1 naïve settings focused initially on melanoma and SCCHN. We expect to initiate at least one indication of this trial in the second half of 2022 and receive data for such arms in 2023.

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

IO112 is our fully-owned, novel product candidate containing a single Arginase 1-derived peptide designed to engage and activate Arginase 1-specific human T cells. IO112 is designed to target T cells that recognize epitopes derived from Arginase 1, which is an immunoregulatory enzyme highly expressed in difficult-to-treat tumors associated with high levels of MDSCs including colorectal, breast, prostate and pancreatic and ovarian cancers. Arginase overexpression is a well-documented tumor escape mechanism. We plan to file an IND for IO112 in the second half of 2022 and, subject to receiving IND clearance from the FDA, thereafter moving into a clinical trial in combination with IO102 and IO103, with an anticipated data readout in 2023.

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

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily by aggregate net proceeds of $288.7 million from the issuance of convertible preference shares, convertible notes, ordinary shares and, most recently, our initial public offering, or IPO. On November 9, 2021, we completed an IPO of our common stock and issued and sold 8,222,500 shares of common stock at a public offering price of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $103.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $17.2 million for the three months ended March 31, 2022 and $67.9 million and $12.0 million for the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $123.5 million and $187.9 million in cash and cash equivalents.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $187.9 million as of March 31, 2022, will be sufficient to continue funding our development activities into mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. As a result of the ongoing COVID-19 pandemic and continuing resource constraints on CROs, us, prospective clinical trial sites and others, we are currently experiencing longer than expected lead times in clinical trial site activation and patient enrollment in our clinical trials. We cannot predict the scope and severity of any further disruptions as a result of COVID-19 and continuing resource constraints or their impacts on CROs, us, clinical trial sites and others. Continuing resource constraints or business disruptions for us or any of the third parties with whom we engage, including the collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business could materially and negatively impact our ability to conduct our business in the manner and on the timelines presently planned. We are unable to determine the extent of the impact of the pandemic on our clinical trials, operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect our financial position and results of operations.

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

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. We generally have not tracked our research and development expenses on a program-by-program basis. Substantially all of our direct research and development expenses in the three months ended March 31, 2022 and 2021 were on IO102-IO103 and consisted primarily of external costs, such as consultants, third-party contract organizations that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials.

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
•
Interest expense: For the three months ended March 31, 2022 and 2021, we incurred interest expense on account balances with banks and vendors.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following sets forth our results of operations:

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$10,306	$2,848	$7,458	261.9%
General and administrative	6,704	965	5,739	594.7%
Total operating expenses	17,010	3,813	13,197	346.1%
Loss from operations	(17,010)	(3,813)	(13,197)	346.1%
Other income (expense), net	(128)	65	(193)	(296.9)%
Net loss	$(17,204)	$(3,748)	$(13,456)	359.0%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$3,936	$1,515	$2,421
Chemistry, manufacturing and control	3,028	755	2,273
Personnel	3,422	1,010	2,412
Consultants and other costs	(80)	(432)	352
Total research and development expenses	$10,306	$2,848	$7,458

Research and development expenses were $10.3 million for the three months ended March 31, 2022, compared to $2.8 million for the three months ended March 31, 2021. The increase of $7.5 million was primarily related to an increase in costs for chemistry, manufacturing and control, or CMC, activities of $2.3 million, an increase in personnel costs of $2.4 million primarily related to an increase in headcount and related recruiting costs and an increase in clinical trial-related activities for our IO102-IO103 product candidate, including the completion of our Phase 1/2 clinical studies, of $2.4 million.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Personnel	$1,831	$202	$1,629
Professional services	1,786	358	1,428
Consultants and other costs	3,087	405	2,682
Total general and administrative expenses	$6,704	$965	$5,739

General and administrative expenses were $6.7 million for the three months ended March 31, 2022, compared to $1.0 million for the three months ended March 31, 2021. The increase of $5.7 million was primarily related to an increase in professional services of $1.4 million related primarily to corporate legal fees and audit and tax fees and other consulting costs in support of our growth as well as an increase in personnel costs of $1.6 million primarily related to an increase in headcount and related recruiting costs and an increase in consultants and other costs of $2.7 million.

Other Expense, Net

Other expense, net for the three months ended March 31, 2022 and 2021 were a net expense of $0.1 million and net income of $0.1, respectively. The decrease of $0.2 million was due to the following:

•
Net foreign exchange losses were $19,000 for the three months ended March 31, 2022 and net foreign exchange gains were $137,000 for the three months ended March 31, 2021.
•
Interest expense was $0.1 million for each of the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds of $288.7 million from the issuance of convertible preference shares, convertible notes, class A ordinary shares and, most recently, our IPO. On November 9 2021, we completed an IPO of our common stock and issued and sold 8,222,500 shares of common stock at a public offering price of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $103.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $17.2 million for the three months ended March 31, 2022 and $67.9 million and $12.0 million for the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $123.5 million and $187.9 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We currently expect that our cash and cash equivalents of $187.9 million as of March 31, 2022, will be sufficient to fund our operating expenses and capital requirements into mid-2024. However, additional funding will be necessary to fund our future clinical and pre-clinical activities and we do not currently have any. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(20,844)	$(3,892)
Net cash used in investing activities	(116)	—
Net cash provided by financing activities	—	65,408
Net increase (decrease) in cash and cash equivalents	$(20,960)	$61,516

Net Cash Used in Operating Activities

Cash used in operating activities of $20.8 million for the three months ended March 31, 2022 was primarily attributable to our net loss of $17.2 million and a net increase of $5.5 million in our working capital accounts, partially offset by non-cash items of $1.8 million principally with respect to share-based compensation.

Cash used in operating activities of $3.9 million for the three months ended March 31, 2021 was primarily attributable to our net loss of $3.7 million and a net increase of $0.2 million in our working capital accounts.

Net Cash Used in Investing Activities

We had no material investing activities for the three months ended March 31, 2022 and 2021.

Net Cash Provided by Financing Activities

We had no material no cash provided by financing activities for the three months ended March 31, 2022.

Cash provided by financing activities for the three months ended March 31, 2021 was $65.4 million comprised of net proceeds from the sale and issuance of our class C convertible preference shares in January and March 2021.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $187.9 million as of March 31, 2022 will be sufficient to continue funding our development activities into mid-2024. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Equity-based Compensation

We have issued stock-based compensation awards through the granting of warrants and stock options, which generally vest over a four-year period. We issued 2,306,478 warrants with a weighted average exercise price of $14.74 to certain employees, board members and advisors during the year ended December 31, 2021. These warrants, and all previously issued warrants, were transferred to the 2021 Equity Plan in November 2021. We also issued 675,200 options with an exercise price of $14.00 under our 2021 Equity Plan during the year ended December 31, 2021. We issued 450,078 options with a weighted average exercise price of $8.42 during the three months ended March 31, 2022. We account for equity-based compensation in accordance with ASC 718, Compensation-Stock Compensation (ASC 718). In accordance with ASC 718, compensation cost is measured at estimated fair value and is included as compensation expense over the vesting period during which service is provided in exchange for the award.

We use a Black-Scholes option pricing model to determine fair value of our warrants and options. The Black-Scholes option pricing model includes various assumptions, including the fair value of common shares, expected life of warrants and options, the expected volatility and the expected risk-free interest rate. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. As a result, if other assumptions had been used, equity-based compensation cost could have been materially impacted. Furthermore, if we use different assumptions for future grants, share-based compensation cost could be materially impacted in future periods.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our financial statements for the three months ended March 31, 2022 and 2021 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022, our disclosure controls and procedures were not effective as of March 31, 2022. In connection with the preparation of our consolidated financial statements, we identified an error related to the recording of an accrued expense as of June 30, 2021, which led to the overstatement of research and development expenses for the six months ended June 30, 2021. As previously disclosed in our Current Report on Form 8-K filed on December 17, 2021, we have restated previously reported financial information for this error. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to our financial statement close process, primarily related to the lack of required finance capacity, knowledge or expertise to perform the financial statement close in a timely and accurate manner or to account for certain complex areas of U.S. Generally Accepted Accounting Principles (GAAP). We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate this material weakness.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022. There have been no material changes to the risk factors described in that report.

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

Use of proceeds from registered securities

On November 9, 2021, we completed our initial public offering, or IPO, in which we issued and sold 8,222,500 shares of common stock, $0.001 par value per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260301), which was filed with the SEC on October 15, 2021 and subsequently amended and declared effective on November 4, 2021, and the prospectus included therein, or the Prospectus. The underwriters of the IPO were Morgan Stanley & Co. LLC, Jefferies LLC, Cowen and Company, LLC and Kempen & Co U.S.A, Inc.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IO Biotech, Inc.

Date: May 16, 2022	By:	/s/ Mai-Britt Zocca
Mai-Britt Zocca, Ph.D.
Chief Executive Officer and Director
(Principal Executive and Financial Officer)

Date: May 16, 2022	By:	/s/ Brian Burkavage
Brian Burkavage
Chief Accounting Officer
(Principal Accounting Officer)