Form 10-Q
period 2022-06-30
IO Biotech, Inc.
filed 2022-08-11
CIK 1865494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 9, 2022, the registrant had 28,815,267 shares of common stock, $0.001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$170,122	$211,531
Prepaid expenses and other current assets	8,839	10,207
Total current assets	178,961	221,738
Restricted cash	268	268
Property and equipment, net	358	155
Right of use lease asset	2,148	—
Noncurrent assets	910	127
Total assets	$182,645	$222,288
Liabilities, convertible preference shares and stockholders’ equity
Current liabilities
Accounts payable	$4,541	$3,928
Lease liability - current	419	—
Accrued expenses and other current liabilities	3,587	6,377
Total current liabilities	8,547	10,305
Lease liability - noncurrent	1,921	—
Other long-term liabilities	—	59
Total liabilities	10,468	10,364
Commitments and contingencies (Note 9)
Convertible preference shares
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value of $0.001 per share; 300,000,000 shares authorized, 28,815,267 shares issued and outstanding as of June 30, 2022 and December 31, 2021	29	29
Additional paid-in capital	322,643	319,665
Accumulated deficit	(141,980)	(106,281)
Accumulated other comprehensive loss	(8,515)	(1,489)
Total stockholders’ equity	172,177	211,924
Total liabilities, convertible preference shares and stockholders’ equity	$182,645	$222,288

See accompanying notes to the financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$12,226	$6,735	$22,531	$9,583
General and administrative	5,935	2,248	12,639	3,213
Total operating expenses	18,161	8,983	35,170	12,796
Loss from operations	(18,161)	(8,983)	(35,170)	(12,796)
Other income (expense)
Currency exchange gain (loss), net	(286)	155	(305)	292
Interest income	158	—	173	—
Interest expense	(102)	(71)	(226)	(143)
Fair value adjustments on preference shares tranche obligations	—	(29,460)	—	(29,460)
Total other income (expense), net	(230)	(29,376)	(358)	(29,311)
Loss before income tax expense	(18,391)	(38,359)	(35,528)	(42,107)
Income tax expense	104	—	171	—
Net loss	(18,495)	(38,359)	(35,699)	(42,107)
Cumulative dividends on class B and C preference shares	—	(2,094)	—	(3,933)
Net loss attributable to common shareholders	(18,495)	(40,453)	(35,699)	(46,040)
Net loss per common share, basic and diluted	$(0.64)	$(228.29)	$(1.24)	$(259.82)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	28,815,267	177,200	28,815,267	177,200
Other comprehensive loss
Net loss	(18,495)	(38,359)	(35,699)	(42,107)
Foreign currency translation	(4,379)	1,190	(7,026)	(576)
Total comprehensive loss	(22,874)	(37,169)	(42,725)	(42,683)

See accompanying notes to the financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Convertible Preference Shares and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Class B Convertible Preference Shares		Class C Convertible Preference Shares		Common Stock		Class A Ordinary Shares		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance, January 1, 2021	584,583	$37,906	—	$—	—	$0	177,200	$28	$1,110	$1,961	$(38,402)	$(35,303)
Issuance of class C preference shares, net of issuance costs of $340	—	—	538,088	62,983	—	—	—	—	—	—	—	—
Equity-based compensation	—		—		—	—	—	—	9	—	—	9
Foreign currency translation	—		—		—	—	—	—	—	(576)	—	(576)
Net loss	—		—		—	—	—	—	—	—	(42,107)	(42,107)
Balance, June 30, 2021	584,583	$37,906	538,088	$62,983	—	$0	177,200	$28	$1,119	$1,385	$(80,509)	$(77,977)

Balance, January 1, 2022	—	$—	—	$—	28,815,267	$29	—	$0	$319,665	$(1,489)	$(106,281)	$211,924
Equity-based compensation	—		—		—	—	—	—	2,978	—	—	2,978
Foreign currency translation	—		—		—	—	—	—	—	(7,026)	—	(7,026)
Net loss	—		—		—	—	—	—	—	—	(35,699)	(35,699)
Balance, June 30, 2022	—	$—	—	$—	28,815,267	$29	—	$—	$322,643	$(8,515)	$(141,980)	$172,177

See accompanying notes to the financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(35,699)	$(42,107)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	19	1
Equity-based compensation	2,978	9
Fair value adjustments preference shares tranche obligations	—	29,460
Amortization of right of use lease asset	212	—
Foreign currency loss (gain)	305	(292)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,368	(3,180)
Accounts payable	613	1,174
Lease liability	(20)	—
Accrued expenses and other current liabilities	(3,631)	1,700
Net cash used in operating activities	(33,855)	(13,235)
Cash flows from investing activities
Purchase of property and equipment	(223)	—
Net cash used in investing activities	(223)	—
Cash flows from financing activities
Proceeds from issuance of preference shares	—	65,748
Preference shares issuance costs	—	(340)
Net cash provided by financing activities	—	65,408
Net increase (decrease) in cash, cash equivalents and restricted cash	(34,078)	52,173
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,331)	(825)
Cash, cash equivalents and restricted cash, beginning of period	211,799	3,405
Cash, cash equivalents and restricted cash, end of period	$170,390	$54,753
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	170,122	54,753
Restricted cash	268	—
Total cash, cash equivalents and restricted cash	$170,390	$54,753

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

As of June 30, 2022, we had an accumulated deficit of $142.0 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $35.7 million and $67.9 million for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $170.1 million as of June 30, 2022 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. We will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to it, if at all, and we may not be able to enter into collaborations or other arrangements. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, even our ability to continue operations.

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

3. Fair Value Measurements

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets			0
Money market funds(1)	$96,739	$96,739	$—	$—
Total assets measured at fair value	$96,739	$96,739	$—	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$101,561	$101,561	$—	$—
Total assets measured at fair value	$101,561	$101,561	$—	$—

(1) Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

The following table presents a roll-forward of the fair value of the preference shares tranche obligations for which fair value is determined by Level 3 inputs (in thousands):

Preference Shares Tranche Obligations
Balance, December 31, 2020	$—
Addition on issuance of class C preference shares	2,425
Fair value adjustments	29,460
Currency exchange	(541)
Balance, June 30, 2021	$31,344
Fair value adjustments	(2,630)
Currency exchange	(438)
Settlement of preference shares tranche obligation through issuance of preference shares	(28,276)
Balance, December 31, 2021	$—

Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Our convertible notes were classified within Level 3 of the fair value hierarchy because the fair value measurement was based, in part, on significant inputs not observed in the market.

Our class C Preference Shares Tranche Obligation was measured at fair value using a Black-Scholes option pricing valuation methodology. The fair value of class C Preference Shares Tranche Obligation included inputs not observable in the market and thus represents a Level 3 measurement. The option pricing valuation methodology utilized required inputs based on certain subjective assumptions, including (i) expected stock price volatility, (ii) calculation of an expected term, (iii) a risk-free interest rate, and (iv) expected dividends. The assumptions utilized to value the class C Preference Shares Tranche Obligation during 2021 were (i) expected stock price volatility of 73.7%; (ii) remaining term of 0.3 years; (iii) a risk-free interest rate of 0.05%; and (iv) an expectation of no dividends.

There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2022 and year ended December 31, 2021.

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid contract research and development costs	$5,119	$4,770
Insurance	1,449	3,197
Research and development tax credit receivable	775	841
Value-added tax refund receivable	1,295	1,250
Other	201	149
Total prepaid expenses and other current assets	$8,839	$10,207

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued contract research and development costs	$1,086	$3,861
Professional fees	771	1,028
Employee compensation costs	1,241	1,027
Other liabilities	489	461
Total accrued expenses and other current liabilities	$3,587	$6,377

7. Leases

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption (Note 2). The Company had an immaterial cumulative-effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. The Company is party to three operating leases for laboratory and office space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of June 30, 2022, this exception applies to one operating lease for office and laboratory space in Denmark that expires December 31, 2022 and another operating lease for office space in the UK that is payable month to month. Further, the Company has applied the guidance in ASC 842 to our corporate office and laboratory leases and has determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842, we recognized a right-of-use (ROU) lease asset of approximately $2.3 million with a corresponding lease liability of approximately $2.4 million based on the present value of the minimum rental payments of such leases. In accordance with ASC 842, the beginning balance of the ROU lease asset was reduced by the existing deferred rent liability at inception of approximately $59,000. In the consolidated balance sheet at June 30, 2022, the Company has a ROU asset balance of $2.1 million and a current and non-current lease liability of $0.4 million and $1.9 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office leased in New York, NY, Rockville, MD and Copenhagen, Denmark.

The Company is party to an operating lease in Copenhagen, Denmark for office and laboratory space that commenced in March 2021 with the initial term set to expire in January 2025. Base rent for this lease is approximately $92,000 annually. The Company is party to an operating lease in New York, NY for office and laboratory space that commenced in October 2021 with the initial term set to expire in January 2027. Base rent for this lease is approximately $222,000 annually. The Company is party to an operating lease in Rockwell, MD for office and laboratory space that commenced in December 2021 with the initial term set to expire in April 2027. Base rent for this lease is approximately $273,000 annually. Additionally, the Company is party to an operating lease in the UK that has month-to-month payments of approximately $900 per month. Rent expense for the three months ended June 30, 2022 and 2021 was $0.2 million and $0.1 million, respectively. Rent expense for the six months ended June 30, 2022 and 2021 was $0.4 million and $0.1 million, respectively.

Quantitative information regarding the Company’s leases for the six months ended June 30, 2022 is as follows (in thousands):

	Three months ended	Six Months Ended
Lease Cost	June 30, 2022	June 30, 2022
Operating lease cost	$174	$348
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$56	$192
Operating lease liabilities arising from obtaining right‑of‑use assets	$—	$2,411
Remaining lease term (years)	2.6-4.9	2.6-4.9
Weighted average discount rate	6.5%	6.5%

Future lease payments under noncancelable leases are as follows at June 30, 2022 (in thousands):

Future Lease Payments	Amount
2022	$269
2023	597
2024	614
2025	546
2026	553
Thereafter	150
Total	$2,729

The Company’s leases do not provide an implicit rate, therefore the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2022 for operating leases that commenced prior to that date, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

8. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party to litigation arising in the ordinary course of its business. We were not subject to any material legal proceedings during the six months ended June 30, 2022 and year ended December 31, 2021, and, to our knowledge, no material legal proceedings are currently pending or threatened.

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

9. Convertible Preference Shares

As of June 30, 2022 and December 31, 2021, we had no preference shares authorized, issued and outstanding.

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

We concluded that the Preference Shares Tranche Obligation met the definition of a freestanding financial instrument, as it is legally detachable and separately exercisable from the class C preference shares. Therefore, we allocated the proceeds received from the issuance of shares under the Class C Investment Agreement between the Preference Shares Tranche Obligation and the class C preference shares. The fair value of the Preference Shares Tranche Obligation of $2.4 million on issuance was allocated from the $61.5 million proceeds of the class C preference shares financing and is classified as a current liability on the balance sheet as the class C preference shares would become redeemable upon a Deemed Liquidation Event, the occurrence of which is not within our control.

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

10. Stockholders' Equity

Common and Preferred Stock

In November 2021, we completed our IPO selling an aggregate of 8,222,500 shares of common stock at $14.00 per share, which included 1,072,500 shares that represented the full exercise of an option to purchase additional shares granted to the underwriters in connection with the IPO. The offering resulted in $103.3 million of net proceeds to us, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of our IPO, we filed an amended and restated certificate of incorporation, which authorized us to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Board. No dividends have been declared or paid by us through June 30, 2022.

The Company had 28,815,267 common shares outstanding as of June 30, 2022.

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

In November 2021, our board of directors adopted, and our stockholders approved, the 2021 Equity Incentive Plan (or the “2021 Plan”), which became effective on November 4, 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Plan is equal to 2,465,150, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the first day of such fiscal year or (ii) such other amount determined by our board of directors. The 2,396,413 outstanding warrants granted under the Pre-IPO Plan were transferred to the 2021 Equity Plan and no further warrants were available to be issued under the Pre-IPO Plan. As of June 30, 2022, we had 2,367,810 options available for future grant under the 2021 Equity Plan.

The following table summarizes our stock options activity:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding, December 31, 2021	3,071,613	$13.12	8.5	$—
Granted	650,503	$7.43
Cancelled or forfeited	(290,858)	$12.96
Outstanding June 30, 2022	3,431,258	$12.05	8.3	$14,600
Exercisable at June 30, 2022	513,491	$13.65	7.3	$—

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

As of June 30, 2022, there was $20.9 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 3.2 years.

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$538	$2	$1,223	$3
General and administrative	820	3	1,755	6
Total equity-based compensation	$1,358	$5	$2,978	$9

We did not recognize any tax benefits for stock-based compensation during the three and six months ended June 30, 2022 and 2021.

12. Income Taxes

We are subject to taxes for earnings generated in multiple jurisdictions, both inside and outside of the United States and our tax expense is primarily affected by unrecognized tax benefits in Denmark. We recorded a provision for income taxes of $0.1 million and $0.2 million during the three and six months ended June 30, 2022. There was no provision for income taxes in the prior year. We continue to maintain a full valuation allowance against all of our deferred tax assets in Denmark.

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

13. Net Loss Per Share

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	For the Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(18,495)	$(38,359)	$(35,699)	$(42,107)
Cumulative dividends on class B and C preference shares	—	(2,094)	—	(3,933)
Net loss attributable to common shareholders	$(18,495)	$(40,453)	$(35,699)	$(46,040)
Net loss per common share, basic and diluted	$(0.64)	$(228.29)	$(1.24)	$(259.82)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	28,815,267	177,200	28,815,267	177,200

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible preference shares	—	1,122,671	—	1,122,671
Stock options to purchase common stock	3,431,258	—	3,431,258	—
Stock warrants to purchase class A ordinary shares	—	89,935	—	89,935

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

Overview

We are a clinical-stage biopharmaceutical company developing novel, immune-modulating cancer therapies based on our T-win technology platform. Our product candidates are designed to induce the immune system to simultaneously target and disrupt multiple pathways that regulate tumor-induced immunosuppression. We believe this represents a paradigm shift in the management of cancer and that our product candidates have the potential to become cornerstones of the treatment regimens of multiple solid tumors. Our lead product candidate, IO102-IO103, is designed to target the immunosuppressive mechanisms mediated by key immunosuppressive proteins such as Indoleamine 2,3-dioxygenase (IDO) and programmed death ligand (PD-L1). In a single-arm Phase 1/2 clinical trial of 30 patients with metastatic melanoma with the primary objective to investigate safety and tolerability, secondary objective to investigate immunogenicity and tertiary objective to investigate clinical efficacy, IO102-IO103, in combination with nivolumab, demonstrated an ability to induce meaningful tumor regression and establish durable antitumor response while achieving a manageable tolerability profile for patients. The clinical efficacy endpoints in this trial include objective response (OR), progression free survival (PFS) and overall survival (OS). In this trial, we have observed a confirmed overall response rate (ORR) of 73% and a complete response rate (CRR) of 47%. Based on the results from this trial, IO102-IO103, in combination with pembrolizumab was granted BTD by the FDA for treatment of unresectable/metastatic melanoma and we are currently recruiting for a potentially registrational Phase 3 trial for IO102-IO103 in combination with pembrolizumab. While we continue to experience and evaluate longer than expected lead times in clinical trial site activation and patient enrollment, we announced first patient in (FPI) for this Phase 3 trial in May 2022. We will provide an update on the anticipated timing of the interim data once we have sufficient information.

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

We plan to broaden the development of IO102-IO103 to several other solid tumor indications. We are conducting a Phase 2 basket trial, the IOB-022 trial, which will enable us to investigate multiple first-line solid tumor indications in anti PD-1/PD-L1 treatment naïve patients with metastatic disease. Our planned basket trial will investigate the safety and efficacy of IO102-IO103 in combination with pembrolizumab in NSCLC with PD-L1 TPS ≥50%, SCCHN with CPS ≥ 20, and UBC with CPS ≥ 10. We have initiated this Phase 2 basket trial in solid tumors as of April 2022, and expect to receive preliminary data in one indication in the second half of 2022, and additional data in 2023. In addition to first-line cancer indications, we also plan to investigate IO102-IO103 when used before or after curatively intended surgery as a neo-adjuvant/adjuvant therapy. As with our targeted first-line cancer indications, we plan to conduct a Phase 2 basket trial, the IOB-032 trial, which will enable us to investigate multiple solid tumor indications in anti PD-1/PD-L1 naïve settings focused initially on melanoma and SCCHN. We expect to initiate one indication of this trial in 2023.

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

IO112 is our fully-owned, novel product candidate containing a single Arginase 1-derived peptide designed to engage and activate Arginase 1-specific human T cells. IO112 is designed to target T cells that recognize epitopes derived from Arginase 1, which is an immunoregulatory enzyme highly expressed in difficult-to-treat tumors associated with high levels of MDSCs including colorectal, breast, prostate and pancreatic and ovarian cancers. Arginase overexpression is a well-documented tumor escape mechanism. We plan to file an IND for IO112 in 2023 and, subject to receiving IND clearance from the FDA, thereafter moving into a clinical trial in combination with IO102 and IO103.

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

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily by aggregate net proceeds of $288.7 million from the issuance of convertible preference shares, convertible notes, ordinary shares and, most recently, our initial public offering, or IPO. On November 9, 2021, we completed an IPO of our common stock and issued and sold 8,222,500 shares of common stock at a public offering price of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $103.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $35.7 million for the six months ended June 30, 2022 and $67.9 million and $12.0 million for the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $142.0 million and $170.1 million in cash and cash equivalents.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $170.1 million as of June 30, 2022, will be sufficient to continue funding our development activities into mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. We generally have not tracked our research and development expenses on a program-by-program basis. Substantially all of our direct research and development expenses in the six months ended June 30, 2022 and 2021 were on IO102-IO103 and consisted primarily of external costs, such as consultants, third-party contract organizations that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials.

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
•
successful enrollment and completion of our Phase 3 clinical trial for IO102-IO103, Phase 2 IO102-IO103 basket trials, and any clinical trials for future product candidates;
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
•
Interest expense: For the six months ended June 30, 2022 and 2021, we incurred interest expense on account balances with banks and vendors.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following sets forth our results of operations:

	For the Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$12,226	$6,735	$5,491	81.5%
General and administrative	5,935	2,248	3,687	164.0%
Total operating expenses	18,161	8,983	9,178	102.2%
Loss from operations	(18,161)	(8,983)	(9,178)	102.2%
Other income (expense), net	(230)	(29,376)	29,146	(99.2)%
Net loss before income tax expense	$(18,391)	$(38,359)	$19,968	(52.1)%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$5,875	$3,237	$2,638
Chemistry, manufacturing and control	1,596	1,099	497
Personnel	3,755	1,635	2,120
Consultants and other costs	1,000	764	236
Total research and development expenses	$12,226	$6,735	$5,491

Research and development expenses were $12.2 million for the three months ended June 30, 2022, compared to $6.7 million for the three months ended June 30, 2021. The increase of $5.5 million was primarily related to an increase in preclinical studies and clinical trial-related activities for our IO102-IO103 product candidate, including the initiation of our Phase 3 clinical trial, of $2.6 million, an increase in costs for chemistry, manufacturing and control, activities of $0.5 million, and an increase in personnel costs of $2.1 million primarily related to an increase in headcount and related recruiting costs.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Personnel	$1,756	$269	$1,487
Professional services	$878	$1,403	(525)
Consultants and other costs	$3,301	$576	2,725
Total general and administrative expenses	$5,935	$2,248	$3,687

General and administrative expenses were $5.9 million for the three months ended June 30, 2022, compared to $2.2 million for the three months ended June 30, 2021. The increase of $3.7 million was primarily related to an increase in personnel costs of $1.5 million primarily related to an increase in headcount and related recruiting costs and an increase in consultants and other costs of $2.7 million, partially offset by a decrease in professional services of $0.5 million related primarily to corporate legal fees and audit and tax fees.

Other Expense, Net

Other expense, net for the three months ended June 30, 2022 and 2021 were a net expense of $0.2 million and $29.4 million, respectively. The increase of $29.1 million was due to the following:

•
Net foreign exchange losses were $0.3 million for the three months ended June 30, 2022 and net foreign exchange gains were $0.2 million for the three months ended June 30, 2021.
•
Interest income was $0.2 million for the three months ended June 30, 2022.
•
Interest expense was $0.1 million for each of the three months ended June 30, 2022 and 2021.
•
Fair value adjustments on preferred stock tranche obligations were losses of $29.4 million for the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022

The following sets forth our results of operations:

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$22,531	$9,583	$12,948	135.1%
General and administrative	12,639	3,213	9,426	293.4%
Total operating expenses	35,170	12,796	22,374	174.9%
Loss from operations	(35,170)	(12,796)	(22,374)	174.9%
Other expense, net	(358)	(29,311)	28,953	(98.8)%
Net loss before income tax expense	$(35,528)	$(42,107)	$6,579	(15.6)%

Research and Development Expenses

Research and development expenses were comprised of:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Preclinical studies and clinical trial-related activities	$9,811	$4,752	$5,059
Chemistry, manufacturing and control	4,624	1,854	2,770
Personnel	7,177	2,645	4,532
Consultants and other costs	919	332	587
Total research and development expenses	$22,531	$9,583	$12,948

Research and development expenses were $22.5 million for the six months ended June 30, 2022, compared to $9.6 million for the six months ended June 30, 2021. The increase of $12.9 million was primarily related to an increase in preclinical studies and clinical trial-related activities for our IO102-IO103 product candidate, including the initiation of our Phase 3 clinical trial, of $5.1 million, an increase in costs for chemistry, manufacturing and control, activities of $2.8 million, and an increase in personnel costs of $4.5 million primarily related to an increase in headcount and related recruiting costs.

General and Administrative Expenses

General and administrative expenses were comprised of:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Personnel	$3,587	$471	$3,116
Professional services	2,664	1,761	903
Consultants and other costs	6,388	981	5,407
Total general and administrative expenses	$12,639	$3,213	$9,426

General and administrative expenses were $12.6 million for the six months ended June 30, 2022, compared to $3.2 million for the six months ended June 30, 2021. The increase of $9.4 million was primarily related to an increase in personnel costs of $3.1 million primarily related to an increase in headcount and related recruiting costs as well as an increase in professional services of $0.9 million related primarily to corporate legal fees and audit and tax fees and other consulting costs in support of our growth and an increase in consultants and other costs of $5.4 million, including $1.9 million in insurance premiums.

Other Expense, Net

Other expense, net for the six months ended June 30, 2022 and 2021 were a net expense of $0.4 million and $29.3 million, respectively. The increase of $29.0 million was due to the following:

•
Net foreign exchange losses were $0.3 million for the six months ended June 30, 2022 and net foreign exchange gains were $0.3 million for the six months ended June 30, 2021.
•
Interest income was $0.2 million for the six months ended June 30, 2022.
•
Interest expense was $0.2 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.
•
Fair value adjustments on preferred stock tranche obligations were losses of $29.4 million for the six months ended June 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds of $288.7 million from the issuance of convertible preference shares, convertible notes, class A ordinary shares and, most recently, our IPO. On November 9 2021, we completed an IPO of our common stock and issued and sold 8,222,500 shares of common stock at a public offering price of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $103.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $35.7 million for the six months ended June 30, 2022 and $67.9 million and $12.0 million for the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $142.0 million and $170.1 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We currently expect that our cash and cash equivalents of $170.1 million as of June 30, 2022, will be sufficient to fund our operating expenses and capital requirements into mid-2024. However, additional funding will be necessary to fund our future clinical and pre-clinical activities and we do not currently have any. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(33,855)	$(13,235)
Net cash used in investing activities	(223)	—
Net cash provided by financing activities	—	65,408
Net increase (decrease) in cash and cash equivalents	$(34,078)	$52,173

Net Cash Used in Operating Activities

Cash used in operating activities of $33.9 million for the six months ended June 30, 2022 was primarily attributable to our net loss of $35.7 million and a net increase of $0.8 million in our working capital accounts, partially offset by non-cash items of $3.7 million principally with respect to share-based compensation.

Cash used in operating activities of $13.2 million for the six months ended June 30, 2021 was primarily attributable to our net loss of $42.1 million and a net increase of $0.3 million in our working capital accounts, partially offset by non-cash items of $29.2 million principally with respect to fair value adjustments on our preferred stock tranche obligations.

Net Cash Used in Investing Activities

Cash used in investing activities of $0.2 was for the purchase of property and equipment. We had no material investing activities for the six months ended June 30, 2021.

Net Cash Provided by Financing Activities

We had no material cash provided by financing activities for the six months ended June 30, 2022.

Cash provided by financing activities for the six months ended June 30, 2021 was $65.4 million comprised of net proceeds from the sale and issuance of our class C convertible preference shares in January and March 2021.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $170.1 million as of June 30, 2022 will be sufficient to continue funding our development activities into mid-2024. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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
•
enrollment for our Phase 3 potnentially registrational trial, the IOB-013/KN-D18 trial;
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

Equity-based Compensation

We have issued stock-based compensation awards through the granting of warrants and stock options, which generally vest over a four-year period. We issued 2,306,478 warrants with a weighted average exercise price of $14.74 to certain employees, board members and advisors during the year ended December 31, 2021. These warrants, and all previously issued warrants, were transferred to the 2021 Equity Plan in November 2021. We also issued 675,200 options with an exercise price of $14.00 under our 2021 Equity Plan during the year ended December 31, 2021. We issued 650,503 options with a weighted average exercise price of $7.43 during the six months ended June 30, 2022. We account for equity-based compensation in accordance with ASC 718, Compensation-Stock Compensation (ASC 718). In accordance with ASC 718, compensation cost is measured at estimated fair value and is included as compensation expense over the vesting period during which service is provided in exchange for the award. The Company reverses any previously recognized compensation cost associated with forfeited awards in the period of the forfeiture occurs.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our financial statements for the six months ended June 30, 2022 and 2021 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Accounting Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022, our disclosure controls and procedures were not effective as of June 30, 2022. In connection with the preparation of our consolidated financial statements, we identified an error related to the recording of an accrued expense as of June 30, 2021, which led to the overstatement of research and development expenses for the six months ended June 30, 2021. As previously disclosed in our Current Report on Form 8-K filed on December 17, 2021, we have restated previously reported financial information for this error. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to our financial statement close process, primarily related to the lack of required finance capacity, knowledge or expertise to perform the financial statement close in a timely and accurate manner or to account for certain complex areas of U.S. Generally Accepted Accounting Principles (GAAP). We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate this material weakness.

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

IO Biotech, Inc.

Date: August 11, 2022	By:	/s/ Mai-Britt Zocca
Mai-Britt Zocca, Ph.D.
Chief Executive Officer and Director
(Principal Executive and Financial Officer)

Date: August 11, 2022	By:	/s/ Brian Burkavage
Brian Burkavage
Chief Accounting Officer
(Principal Accounting Officer)