Form 10-Q
period 2022-09-30
IO Biotech, Inc.
filed 2022-11-09
CIK 1865494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 8, 2022, the registrant had 28,815,267 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to manufacture, including through contract manufacturing organizations (CMOs), IO102-IO103, IO112 or any other product candidate in conformity with the Food and Drug Administration's (FDA’s) requirements and the requirements of other applicable regulatory authorities;
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
•
our expectations regarding the time during which we will be an emerging growth company (EGC) under the Jumpstart Our Business Startups Act (JOBS Act);
•
our financial performance;
•
the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations;
•
the impact of laws and regulations, including legislative developments; and
•
developments and projections relating to our competitors or our industry.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A - “Risk Factors” and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$151,168	$211,531
Prepaid expenses and other current assets	6,583	10,207
Total current assets	157,751	221,738
Restricted cash	268	268
Property and equipment, net	640	155
Right of use lease asset	2,612	—
Noncurrent assets	886	127
Total assets	$162,157	$222,288
Liabilities, convertible preference shares and stockholders’ equity
Current liabilities
Accounts payable	$2,345	$3,928
Lease liability - current	492	—
Accrued expenses and other current liabilities	3,484	6,377
Total current liabilities	6,321	10,305
Lease liability - noncurrent	2,347	—
Other long-term liabilities	—	59
Total liabilities	8,668	10,364
Commitments and contingencies (Note 9)	—	—
Convertible preference shares	—	—
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value of $0.001 per share; 300,000,000 shares authorized, 28,815,267 shares issued and outstanding as of September 30, 2022 and December 31, 2021	29	29
Additional paid-in capital	325,044	319,665
Accumulated deficit	(157,668)	(106,281)
Accumulated other comprehensive loss	(13,916)	(1,489)
Total stockholders’ equity	153,489	211,924
Total liabilities, convertible preference shares and stockholders’ equity	$162,157	$222,288

See accompanying notes to the condensed consolidated financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$10,022	$4,128	$32,553	$13,712
General and administrative	5,843	2,914	18,482	6,127
Total operating expenses	15,865	7,042	51,035	19,839
Loss from operations	(15,865)	(7,042)	(51,035)	(19,839)
Other income (expense)
Currency exchange (loss) gain, net	(87)	17	(392)	309
Interest income	457	—	631	—
Interest expense	(78)	(67)	(305)	(210)
Fair value adjustments on preference shares tranche obligations	—	2,630	—	(26,830)
Total other income (expense), net	292	2,580	(66)	(26,731)
Loss before income tax expense	(15,573)	(4,462)	(51,101)	(46,570)
Income tax expense	115	—	286	—
Net loss	(15,688)	(4,462)	(51,387)	(46,570)
Cumulative dividends on class B and C preference shares	—	(2,073)	—	(6,006)
Net loss attributable to common shareholders	(15,688)	(6,535)	(51,387)	(52,576)
Net loss per common share, basic and diluted	$(0.54)	$(36.88)	$(1.78)	$(296.70)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	28,815,267	177,200	28,815,267	177,200
Other comprehensive loss
Net loss	(15,688)	(4,462)	(51,387)	(46,570)
Foreign currency translation	(5,400)	(681)	(12,427)	(1,256)
Total comprehensive loss	(21,088)	(5,143)	(63,814)	(47,826)

See accompanying notes to the condensed consolidated financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Convertible Preference Shares and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Class B Convertible Preference Shares		Class C Convertible Preference Shares		Common Stock		Class A Ordinary Shares		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance, January 1, 2021	584,583	$37,906	—	$—	—	$—	177,200	$28	$1,110	$1,961	$(38,402)	$(35,303)
Issuance of class C preference shares, net of issuance costs of $340	—	—	538,088	62,983	—	—	—	—	—	—	—	—
Equity-based compensation	—		—		—	—	—	—	492	—	—	492
Foreign currency translation	—		—		—	—	—	—	—	(1,256)	—	(1,256)
Net loss	—		—		—	—	—	—	—	—	(46,570)	(46,570)
Balance, September 30, 2021	584,583	$37,906	538,088	$62,983	—	$—	177,200	$28	$1,602	$705	$(84,972)	$(82,637)

Balance, January 1, 2022	—	$—	—	$—	28,815,267	$29	—	$—	$319,665	$(1,489)	$(106,281)	$211,924
Equity-based compensation	—		—		—	—	—	—	5,379	—	—	5,379
Foreign currency translation	—		—		—	—	—	—	—	(12,427)	—	(12,427)
Net loss	—		—		—	—	—	—	—	—	(51,387)	(51,387)
Balance, September 30, 2022	—	$—	—	$—	28,815,267	$29	—	$—	$325,044	$(13,916)	$(157,668)	$153,489

See accompanying notes to the condensed consolidated financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(51,387)	$(46,570)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	32	—
Equity-based compensation	5,379	492
Fair value adjustments preference shares tranche obligations	—	26,830
Amortization of right of use lease asset	318	—
Foreign currency loss (gain)	392	(307)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	3,624	(4,286)
Accounts payable	(1,759)	1,644
Lease liability	(91)	—
Accrued expenses and other current liabilities	(3,711)	791
Net cash used in operating activities	(47,203)	(21,406)
Cash flows from investing activities
Purchase of property and equipment	(341)	(3)
Net cash used in investing activities	(341)	(3)
Cash flows from financing activities
Proceeds from issuance of preference shares	—	65,748
Preference shares issuance costs	—	(340)
Net cash provided by financing activities	—	65,408
Net (decrease) increase in cash, cash equivalents and restricted cash	(47,544)	43,999
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,819)	(1,927)
Cash, cash equivalents and restricted cash, beginning of period	211,799	3,405
Cash, cash equivalents and restricted cash, end of period	$151,436	$45,477
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	151,168	45,477
Restricted cash	268	—
Total cash, cash equivalents and restricted cash	$151,436	$45,477
Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment in accounts payable	$176	$—

See accompanying notes to the condensed consolidated financial statements.

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

Liquidity Considerations

Since inception, we have devoted substantially all our efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital. We have financed our operations primarily through the issuance of convertible preference shares, convertible notes and, most recently, our initial public offering (IPO).

Our continued discovery and development of the Company's product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

As of September 30, 2022, we had an accumulated deficit of $157.7 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $51.4 million and $67.9 million for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $151.2 million as of September 30, 2022 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. We will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to it, if at all, and we may not be able to enter into collaborations or other arrangements. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, even our ability to continue operations.

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

2. Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s annual financial statements for the years ended December 31, 2021 and 2020 included in its annual report on Form 10-K filed with the Securities and Exchange Commission (SEC), other than those described below.

Unaudited Financial Information

The Company’s condensed consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), and pursuant to the rules and regulations of the SEC. In the Company’s opinion, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016 02, “Leases” (“ASC 842”) to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, most leases are required to be recognized on the balance sheet as right-of-use assets and lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. Prior to January 1, 2019, U.S. GAAP did not require lessees to recognize assets and liabilities related to operating leases on the balance sheet. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement as well as the reduction of the right of use asset. The Company has adopted the standard effective January 1, 2022 and has chosen to use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2022. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess (i) whether existing or expired arrangements contain a lease, (ii) the lease classification of existing or expired leases, or (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply (i) the practical expedient which allows us to not separate lease and non-lease components, for new leases entered into after adoption and (ii) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. For the impact to the Company’s condensed consolidated financial statement upon adoption of the new leasing standard, refer to Note 7, "Leases" in the accompanying notes to these condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021 appearing elsewhere in this Quarterly Report on Form 10-Q.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company will utilize the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As of the ASC 842 effective date, the Company’s incremental borrowing rate is approximately 6.5% based on the remaining lease term of the applicable leases.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (i) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for us beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently assessing the impact adoption of ASU 2020-06 will have on our financial statements and disclosures.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited interim condensed consolidated financial statements.

3. Fair Value Measurements

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$95,191	$95,191	$—	$—
Total assets measured at fair value	$95,191	$95,191	$—	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$101,561	$101,561	$—	$—
Total assets measured at fair value	$101,561	$101,561	$—	$—

(1) Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

The following table presents a roll-forward of the fair value of the preference shares tranche obligations for which fair value is determined by Level 3 inputs (in thousands):

Preference Shares Tranche Obligations
Balance, December 31, 2020	$—
Addition on issuance of class C preference shares	2,425
Fair value adjustments	26,830
Currency exchange	(979)
Balance, September 30, 2021	$28,276
Settlement of preference shares tranche obligation through issuance of preference shares	(28,276)
Balance, December 31, 2021	$—

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2022 and year ended December 31, 2021.

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid contract research and development costs	$4,826	$4,770
Insurance	358	3,197
Research and development tax credit receivable	724	841
Value-added tax refund receivable	362	1,250
Other	313	149
Total prepaid expenses and other current assets	$6,583	$10,207

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued contract research and development costs	$613	$3,861
Professional fees	833	1,028
Employee compensation costs	1,591	1,027
Other liabilities	447	461
Total accrued expenses and other current liabilities	$3,484	$6,377

7. Leases

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption (Note 2). The Company had an immaterial cumulative-effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. The Company is party to three operating leases for laboratory and office space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of September 30, 2022, this exception applies to one operating lease for office and laboratory space in Denmark that expires December 31, 2022 and another operating lease for office space in the UK that is payable month to month. Further, the Company has applied the guidance in ASC 842 to our corporate office and laboratory leases and has determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842, we recognized an ROU lease asset of approximately $2.3 million with a corresponding lease liability of approximately $2.4 million based on the present value of the minimum rental payments of such leases. In accordance with ASC 842, the beginning balance of the ROU lease asset was reduced by the existing deferred rent liability at inception of approximately $0.1 million. In the consolidated balance sheet as of September 30, 2022, the Company has a ROU asset balance of $2.6 million and a current and non-current lease liability of $0.5 million and $2.3 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office leased in New York, NY, Rockville, MD and Copenhagen, Denmark.

The Company is party to an operating lease in Copenhagen, Denmark for office and laboratory space that commenced in March 2021 with the initial term set to expire in January 2025. Base rent for this initial lease was approximately $0.1 million annually. The Company amended its operating lease in Copenhagen, Denmark on September 1, 2022 with a new term set to expire in December 2027. The base rent for the amended lease is approximately $0.2 million annually. The Company is party to an operating lease in New York, NY for office and laboratory space that commenced in October 2021 with the initial term set to expire in January 2027. Base rent for this lease is approximately $0.2 million annually. The Company is party to an operating lease in Rockwell, MD for office and laboratory space that commenced in December 2021 with the initial term set to expire in April 2027. Base rent for this lease is approximately $0.3 million annually. Rent expense for the three months ended September 30, 2022 and 2021 was $0.2 million and $0.1 million, respectively. Rent expense for the nine months ended September 30, 2022 and 2021 was $0.6 million and $0.2 million, respectively.

Quantitative information regarding the Company’s leases for the three and nine months ended September 30, 2022 is as follows (in thousands):

	Three months ended	Nine Months Ended
Lease Cost	September 30, 2022	September 30, 2022
Operating lease cost	$150	$437
Operating cash flows paid for amounts included in the measurement of lease liabilities	$117	$256
Operating lease liabilities arising from obtaining right‑of‑use assets	$469	$2,600
Remaining lease term (years)	4.72	4.72
Weighted average discount rate	6.5%	6.5%

Future lease payments under noncancelable leases are as follows at September 30, 2022 (in thousands):

Future Lease Payments	Amount
2022	$162
2023	663
2024	695
2025	714
2026	734
Thereafter	337
Total	$3,305

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

8. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party to litigation arising in the ordinary course of its business. We were not subject to any material legal proceedings during the nine months ended September 30, 2022 and year ended December 31, 2021, and, to our knowledge, no material legal proceedings are currently pending or threatened.

Indemnification Agreements

We enter into certain types of contracts that contingently requires us to indemnify various parties against claims from third parties. These contracts primarily relate to procurement, service, consultancy or license agreements under which we may be required to indemnify vendors, service providers or licensees for certain claims, including claims that may be brought against them arising from our acts or omissions with respect to our products, technology, intellectual property or services. The Company, as permitted under Delaware law and in accordance with its certification of incorporation and bylaws and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, which the officer or director is or was serving at the Company’s request in such capacity.

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

9. Convertible Preference Shares

As of September 30, 2022 and December 31, 2021, we had no preference shares authorized, issued and outstanding.

In January 2021, we completed an investment agreement, Class C Investment Agreement, for the sale and issuance of up to 1,263,804 class C preference shares to new investors and existing related-party investors at a subscription price of $121.55 per share. Then, pursuant to the Class C Investment Agreement, we issued 505,520 class C preference shares for gross cash proceeds of $61.5 million. The Class C Investment Agreement further provides for a milestone closing in the event of certain development milestones before April 2022, whereby purchasers of class C preference shares are obligated to a further subscription amount of $88.4 million, or the Preference Shares Tranche Obligation, which resulted in a further issuance of 689,344 class C preference shares at a subscription price of $128.19 per share. We incurred issuance costs of $0.3 million in connection with the issuances of the class C preference shares.

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

10. Stockholders' Equity

Common and Preferred Stock

In November 2021, we completed our IPO selling an aggregate of 8,222,500 shares of common stock at $14.00 per share, which included 1,072,500 shares that represented the full exercise of an option to purchase additional shares granted to the underwriters in connection with the IPO. The offering resulted in $103.3 million of net proceeds to us, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of our IPO, we filed an amended and restated certificate of incorporation, which authorized us to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Company's Board of Directors (Board). No dividends have been declared or paid by us through September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Company had 28,815,267 common shares outstanding, respectively.

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

In November 2021, our Board adopted, and our stockholders approved, the 2021 Equity Incentive Plan (2021 Equity Plan), which became effective on November 4, 2021. The 2021 Equity Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan is equal to 2,465,150, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the first day of such fiscal year or (ii) such other amount determined by our Board. The 2,396,413 outstanding warrants granted under the Pre-IPO Plan were transferred to the 2021 Equity Plan and no further warrants were available to be issued under the Pre-IPO Plan. As of September 30, 2022, we had 2,228,810 options available for future grant under the 2021 Equity Plan.

The following table summarizes our stock options activity:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding, December 31, 2021	3,071,613	$13.12	8.5	$—
Granted	823,503	$6.62
Cancelled or forfeited	(324,858)	$12.50
Outstanding September 30, 2022	3,570,258	$11.67	8.2	$—
Exercisable at September 30, 2022	651,214	$13.50	7.2	$—

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

As of September 30, 2022, there was $18.7 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 3.0 years.

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,034	$163	$2,257	$166
General and administrative	1,367	320	3,122	326
Total equity-based compensation	$2,401	$483	$5,379	$492

We did not recognize any tax benefits for stock-based compensation during the three and nine months ended September 30, 2022 and 2021.

12. Income Taxes

We are subject to taxes for earnings generated in multiple jurisdictions, both inside and outside of the United States and our tax expense is primarily affected by unrecognized tax benefits in Denmark. We recorded a provision for income taxes of $0.1 million and $0.3 million during the three and nine months ended September 30, 2022. There was no provision for income taxes in the prior year. We continue to maintain a full valuation allowance against all of our deferred tax assets in Denmark.

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

13. Net Loss Per Share

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	For the Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(15,688)	$(4,462)	$(51,387)	$(46,570)
Cumulative dividends on class B and C preference shares	—	(2,073)	—	(6,006)
Net loss attributable to common shareholders	$(15,688)	$(6,535)	$(51,387)	$(52,576)
Net loss per common share, basic and diluted	$(0.54)	$(36.88)	$(1.78)	$(296.70)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	28,815,267	177,200	28,815,267	177,200

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Convertible preference shares	—	1,122,671	—	584,583
Stock options to purchase common stock	3,570,258	—	3,570,258	—
Stock warrants to purchase class A ordinary shares	—	785,248	—	89,935

14. Subsequent Events

In November 2022, we entered into a clinical collaboration with MSD to evaluate IO102-IO103 in combination with KEYTRUDA® as a neo-adjuvant/adjuvant therapy for patients with metastatic melanoma and SSCHN. Under the terms of the collaboration with MSD, we will conduct an international Phase 2 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We will sponsor the clinical trials and MSD will provide KEYTRUDA® to be used in the clinical trials free of charge. We and MSD will be responsible for our own internal costs and expenses to support the study and we shall bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trials will be shared by us and MSD and we will maintain global commercial rights to IO102-IO103.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in our Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward- looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing novel, immune-modulating cancer therapies based on our T-win technology platform. Our product candidates are designed to induce the immune system to simultaneously target and disrupt multiple pathways that regulate tumor-induced immunosuppression. We believe this represents a paradigm shift in the management of cancer and that our product candidates have the potential to become cornerstones of the treatment regimens of multiple solid tumors. Our lead product candidate, IO102-IO103, is designed to target the immunosuppressive mechanisms mediated by key immunosuppressive proteins such as Indoleamine 2,3-dioxygenase (IDO) and programmed death ligand (PD-L1). In a single-arm Phase 1/2 clinical trial of 30 patients with metastatic melanoma with the primary objective to investigate safety and tolerability, secondary objective to investigate immunogenicity and tertiary objective to investigate clinical efficacy, IO102-IO103, in combination with nivolumab, demonstrated an ability to induce meaningful tumor regression and establish durable antitumor response while achieving a manageable tolerability profile for patients. The clinical efficacy endpoints in this trial include objective response (OR), progression free survival (PFS) and overall survival (OS). In this trial, we have observed a confirmed overall response rate (ORR) of 73% and a complete response rate (CRR) of 47%. Based on the results from this trial, IO102-IO103, in combination with pembrolizumab was granted BTD by the FDA for treatment of unresectable/metastatic melanoma and we are currently recruiting for a potentially registrational Phase 3 trial for IO102-IO103 in combination with pembrolizumab. During the last three months, we have made significant progress with the activation of clinical sites participating in our global Phase 3 combination trial of IOB102-IO103 with pembrolizumab as a potential first-line treatment in advanced melanoma. We ended October with 55 sites actively enrolling in study, compared to 19 actively enrolling sites at the end of July. We believe that the pace of site activation is a leading indicator of patient enrollment. We will provide an update on the anticipated timing of the interim data once we have sufficient information.

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

(1)
In combination with pembrolizumab
(2)
Expected to be developed in combination with third party drugs or biologics
(3)
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

On December 14, 2020, the FDA granted us BTD for IO102-IO103 in combination with pembrolizumab for the treatment of patients with unresectable or metastatic melanoma based on data from the Phase 1/2 clinical trial, MM1636. BTD enables us to solicit more frequent and intensive guidance from the FDA as to how to conduct an efficient development program for IO102-IO103. The MM1636 trial is an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma receiving IO102-IO103 and nivolumab, an anti-PD-1 monoclonal antibody. In this trial, investigators initially observed an ORR of 80% (24 out of 30 patients); however, two of 24 patients in which a response was observed progressed before subsequent radiological confirmation, which resulted in a confirmed ORR of 73%. In addition, 47% of patients achieved a CR, or complete elimination of their tumors based on RECIST 1.1 definitions. While a total of five patients (17%) experienced a high-grade adverse event (grade 3-5), based on the 17% discontinuation rate of treatment with both nivolumab and IO102-IO103, data from this trial suggests a manageable tolerability profile for patients. In addition, we have observed treatment-induced infiltration of CD3/CD8 T cells into the tumor site in responding patients and detected IO102+IO103-specific T cells in tumors after treatment in correlative biomarker data where this was analyzed. Consistent with the earlier reported data, with an additional 12 months of patient follow-up, results from a new October 2022 data cut for the MM1636 Phase 1/2 study with IO102-IO103 in combination with nivolumab for metastatic melanoma continue to be encouraging. As of that data cut-off, 30 PD-1 naïve patients were enrolled with a median follow-up time of 31.7 months. Median overall survival was reached at 46.8 months post first trial treatment, median progression free survival was 22.5 months, and 50% of patients (15/30) achieved a CR, or complete disappearance of their tumors. The ORR for the study was 73.3% as previously reported. Patients who were PD-1 refractory and enrolled in cohort B in this study had no response to therapy, which we believe shows that our vaccine works best in front-line metastatic melanoma patients, as we expected in this setting. We are currently recruiting for a Phase 3 potentially registrational trial for IO102-IO103, the IOB-013/KN-D18 trial, in combination with pembrolizumab in PD-1 naïve metastatic melanoma patients. While the MM1636 trial investigates IO102-IO103 in combination with nivolumab, we have made the commercial decision to investigate IO102-IO103 in combination with pembrolizumab in the Phase 3 trial. Nivolumab and pembrolizumab are both IgG4 subclass antibodies that target the PD-1 receptor. In a comparative data analysis by Moser (Annals of Oncology 2020), researchers found no difference between the effectiveness of frontline pembrolizumab and nivolumab in patients with advanced melanoma. The Phase 3 trial will include a concurrent evaluation of the initial participants to allow for an assessment of safety, or safety run in. The pembrolizumab for this trial is being supplied by Merck pursuant to a Clinical Trial Collaboration and Supply Agreement that we entered into in September 2021.

We plan to broaden the development of IO102-IO103 to several other solid tumor indications. We are conducting a Phase 2 basket trial, the IOB-022 trial, which will enable us to investigate multiple first-line solid tumor indications in anti PD-1/PD-L1 treatment naïve patients with metastatic disease. Our planned basket trial will investigate the safety and efficacy of IO102-IO103 in combination with pembrolizumab in NSCLC with PD-L1 TPS ≥50%, SCCHN with CPS ≥ 20, and UBC with CPS ≥ 10. We have initiated this Phase 2 basket trial in solid tumors as of April 2022, and expect to receive preliminary data in one indication by the end of this year, with additional data expected in 2023. In addition to first-line cancer indications, we also plan to investigate IO102-IO103 when used before or after curatively intended surgery as a neo-adjuvant/adjuvant therapy. As with our targeted first-line cancer indications, we plan to conduct a Phase 2 basket trial, the IOB-032 trial, which will enable us to investigate multiple solid tumor indications in anti PD-1/PD-L1 naïve settings focused initially on melanoma and SCCHN. We expect to initiate this trial in the second half of 2023.

Our development of IO102-IO103 is based on our prior separate development of IO102 and IO103. IO102 is our fully-owned novel product candidate containing a single IDO-derived peptide sequence designed to engage and activate IDO-specific human T cells. IDO small molecule inhibitors have shown clinical potential in combination with PD-1 antibodies in early clinical trials, but have not been able to demonstrate the same level of efficacy in later-stage clinical trials. Our Phase 1 non-randomized trial of IO101, our first-generation IDO therapy, in NSCLC resulted in proof of concept for our approach, with 47% of patients displaying clinical benefit and an OS of 26 months in the treatment arm compared to 8 months in the group receiving standard of care. There were no grade 3 or higher adverse events (AEs). IO102 is currently being tested in a randomized Phase 1/2 trial in combination with pembrolizumab standard-of-care in first-line treatment of patients with metastatic NSCLC. IO103 is our fully-owned, novel product candidate containing a single PD-L1-derived peptide designed to engage and activate PD-L1 specific human T cells. Continued clinical development of IO102 and IO103 will be focused on their use in our dual- and multi-antigen approaches.

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

We were established in December 2014 as a spin-off of National Center for Cancer Immune Therapy at Herlev University Hospital in Denmark. We have assembled a seasoned management team and Board with extensive experience in developing novel oncology therapies, including advancing product candidates from preclinical research through to clinical development and ultimately to regulatory approval. Our team is led by our founder and Chief Executive Officer, Mai-Britt Zocca, Ph.D., who has close to 20 years of experience as a biotech executive. Eva Ehrnrooth, MD, Ph.D., our Chief Medical Officer, is a clinical oncologist and has more than 20 years of experience in oncology and drug development. Mads Hald Andersen, Ph.D., our scientific founder and advisor, is a Professor and director at the National Center for Cancer Immune Therapy, Herlev University Hospital and an internationally recognized immunology researcher. Muhammad Al-Hajj, Ph.D., our Chief Scientific Officer, is a well-respected scientific leader with a proven-track record in the field of immuno-oncology and expertise in translational medicine and biomarker discovery. Our Board has deep expertise in the fields of immuno-oncology, business and finance.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily by aggregate net proceeds of $288.7 million from the issuance of convertible preference shares, convertible notes, ordinary shares and, most recently, our IPO. On November 9, 2021, we completed an IPO of our common stock and issued and sold 8,222,500 shares of common stock at a public offering price of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $103.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $51.4 million for the nine months ended September 30, 2022 and $67.9 million and $12.0 million for the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $157.7 million and $151.2 million in cash and cash equivalents.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $151.2 million as of September 30, 2022, will be sufficient to continue funding our development activities into mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. We generally have not tracked our research and development expenses on a program-by-program basis. Substantially all of our direct research and development expenses in the nine months ended September 30, 2022 and 2021 were on IO102-IO103 and consisted primarily of external costs, such as consultants, third-party contract organizations that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials.

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

Other Income (Expense), Net

Our other income (expense), net is comprised of:

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
•
Interest expense: We incur interest expense on account balances with banks and vendors.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following sets forth our results of operations:

	For the Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$10,022	$4,128	$5,894	142.8%
General and administrative	5,843	2,914	2,929	100.5%
Total operating expenses	15,865	7,042	8,823	125.3%
Loss from operations	(15,865)	(7,042)	(8,823)	125.3%
Other income (expense), net	292	2,580	(2,288)	(88.7)%
Net loss before income tax expense	$(15,573)	$(4,462)	$(11,111)	249.0%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$3,821	$909	$2,912	320.4%
Chemistry, manufacturing and control	1,105	1,116	(11)	(1.0)%
Personnel	4,251	1,495	2,756	184.3%
Consultants and other costs	845	608	237	39.0%
Total research and development expenses	$10,022	$4,128	$5,894	142.8%

Research and development expenses were $10.0 million for the three months ended September 30, 2022, compared to $4.1 million for the three months ended September 30, 2021. The increase of $5.9 million was primarily related to an increase in preclinical studies and clinical trial-related activities for our IO102-IO103 product candidate, including the continued execution of our Phase 3 clinical trial, of $2.9 million and an increase in personnel costs of $2.8 million primarily related to an increase in headcount and related recruiting costs.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Personnel	$1,932	$1,289	$643	49.9%
Professional services	920	733	187	25.5%
Consultants and other costs	2,991	892	2,099	235.3%
Total general and administrative expenses	$5,843	$2,914	$2,929	100.5%

General and administrative expenses were $5.8 million for the three months ended September 30, 2022, compared to $2.9 million for the three months ended September 30, 2021. The increase of $2.9 million was primarily related to an increase in personnel costs of $0.6 million primarily related to an increase in headcount and related recruiting costs, an increase in professional services of $0.2 million related to corporate legal fees and audit and tax fees and an increase in consultants and other costs of $2.1 million primarily related to $1.9 million in insurance premiums.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	For the Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Net foreign exchange (loss) gain	$(87)	$17	$(104)	(611.8)%
Interest income	457	—	457	100.0%
Interest expense	(78)	(67)	(11)	16.4%
Fair value adjustments on preferred stock tranche obligations	—	2,630	(2,630)	(100.0)%
Other income (expense), net	$292	$2,580	$(2,288)	(88.7)%

Other income, net was $0.3 million for the three months ended September 30, 2022, compared to $2.6 million for the three months ended September 30, 2021. The decrease of $2.3 million was primarily due to the decrease in the fair value adjustments on the Company's preferred stock tranche obligations.

Comparison of the nine months ended September 30, 2022 and 2021

The following sets forth our results of operations:

	For the Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$32,553	$13,712	$18,841	137.4%
General and administrative	18,482	6,127	12,355	201.6%
Total operating expenses	51,035	19,839	31,196	157.2%
Loss from operations	(51,035)	(19,839)	(31,196)	157.2%
Other expense, net	(66)	(26,731)	26,665	(99.8)%
Net loss before income tax expense	$(51,101)	$(46,570)	$(4,531)	9.7%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$13,632	$5,661	$7,971	140.8%
Chemistry, manufacturing and control	5,729	2,970	2,759	92.9%
Personnel	11,428	4,141	7,287	176.0%
Consultants and other costs	1,764	940	824	87.7%
Total research and development expenses	$32,553	$13,712	$18,841	137.4%

Research and development expenses were $32.6 million for the nine months ended September 30, 2022, compared to $13.7 million for the nine months ended September 30, 2021. The increase of $18.8 million was primarily related to an increase in preclinical studies and clinical trial-related activities for our IO102-IO103 product candidate, including the continued execution of our Phase 3 clinical trial, of $8.0 million, an increase in costs for chemistry, manufacturing and control, activities of $2.8 million, and an increase in personnel costs of $7.3 million primarily related to an increase in headcount and related recruiting costs.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Personnel	$5,519	$1,759	$3,760	213.8%
Professional services	3,584	2,494	1,090	43.7%
Consultants and other costs	9,379	1,874	7,505	400.5%
Total general and administrative expenses	$18,482	$6,127	$12,355	201.6%

General and administrative expenses were $18.5 million for the nine months ended September 30, 2022, compared to $6.1 million for the nine months ended September 30, 2021. The increase of $12.4 million was primarily related to an increase in personnel costs of $3.8 million primarily related to an increase in headcount and related recruiting costs as well as an increase in professional services of $1.1 million primarily related to corporate legal fees and audit and tax fees and an increase in consultants and other costs of $7.5 million, primarily related to $2.8 million in insurance premiums and other consultant expense to support the Company's growth.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	For the Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(in thousands)
Net foreign exchange (loss) gain	$(392)	$309	$(701)	(226.9)%
Interest income	631	—	631	100.0%
Interest expense	(305)	(210)	(95)	45.2%
Fair value adjustments on preferred stock tranche obligations	—	(26,830)	26,830	(100.0)%
Other income (expense), net	$(66)	$(26,731)	$26,665	(99.8)%

Other expense, net was $0.1 million for the nine months ended September 30, 2022, compared to $26.7 million for the nine months ended September 30, 2021. The decrease of $26.7 million was primarily due to the decrease in the fair value adjustments on the Company's preferred stock tranche obligations.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds of $288.7 million from the issuance of convertible preference shares, convertible notes, class A ordinary shares and, most recently, our IPO. On November 9 2021, we completed an IPO of our common stock and issued and sold 8,222,500 shares of common stock at a public offering price of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $103.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $51.4 million for the nine months ended September 30, 2022 and $67.9 million and $12.0 million for the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $157.7 million and $151.2 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We currently expect that our cash and cash equivalents of $151.2 million as of September 30, 2022, will be sufficient to fund our operating expenses and capital requirements into mid-2024. However, additional funding will be necessary to fund our future clinical and pre-clinical activities and we do not currently have any. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(47,203)	$(21,406)
Net cash used in investing activities	(341)	(3)
Net cash provided by financing activities	—	65,408
Net (decrease) increase in cash and cash equivalents	$(47,544)	$43,999

Net Cash Used in Operating Activities

Cash used in operating activities of $47.2 million for the nine months ended September 30, 2022 was primarily attributable to our net loss of $51.4 million and a net decrease of $1.9 million in our working capital accounts, partially offset by non-cash items of $6.1 million primarily due to share-based compensation.

Cash used in operating activities of $21.4 million for the nine months ended September 30, 2021 was primarily attributable to our net loss of $46.6 million and a net increase of $1.9 million in our working capital accounts, partially offset by non-cash items of $27.0 million primarily due to fair value adjustments on our preferred stock tranche obligations.

Net Cash Used in Investing Activities

Cash used in investing activities of $0.3 million and $0.0 million for the nine months ended September 30, 2022 and 2021, respectively, was related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

We had no cash provided by financing activities for the nine months ended September 30, 2022.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $151.2 million as of September 30, 2022 will be sufficient to continue funding our development activities into mid-2024. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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
•
enrollment for our Phase 3 potentially registrational trial, the IOB-013/KN-D18 trial;
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

Contractual Obligations and Commitments

In March 2021, we entered into a new lease for our office space in Copenhagen, Denmark that expired in January 2025, terminable upon three months’ notice. The lease in Copenhagen, Denmark was amended in September 2022 and expires in December 2027, terminable upon six months' notice. In August 2021, we entered into a new lease for laboratory facilities and office space in Rockwell, Maryland that expires in April 2027. In October 2021, we entered into a new lease for office space in New York, NY that expires in January 2027.

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

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations in conducting research and development activities. We evaluate the probability associated with each source and use of cash resources in making our going concern determination. The research and development of pharmaceutical products is inherently subject to uncertainty. We currently expect that our cash and cash equivalents of $151.2 million as of September 30, 2022 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued.

Research and Development Costs

We incur substantial expenses associated with clinical trials. Accounting for clinical trials relating to activities performed by CMO’s, CRO’s and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include, the conduct of sponsored research, pass-through costs, preclinical studies and contract manufacturing activities. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors in connection with clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the statements of operations. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial. Fluctuations are regularly tested against payment plans and trial completion assumptions.

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

Equity-based Compensation

We have issued stock-based compensation awards through the granting of warrants and stock options, which generally vest over a four-year period. We issued 2,306,478 warrants with a weighted average exercise price of $14.74 to certain employees, board members and advisors during the year ended December 31, 2021. These warrants, and all previously issued warrants, were transferred to the 2021 Equity Plan in November 2021. We also issued 675,200 options with an exercise price of $14.00 under our 2021 Equity Plan during the year ended December 31, 2021. We issued 823,503 options with a weighted average exercise price of $6.62 during the nine months ended September 30, 2022. We account for equity-based compensation in accordance with ASC 718, Compensation-Stock Compensation (ASC 718). In accordance with ASC 718, compensation cost is measured at estimated fair value and is included as compensation expense over the vesting period during which service is provided in exchange for the award. The Company reverses any previously recognized compensation cost associated with forfeited awards in the period of the forfeiture occurs.

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

Recently Adopted Significant Accounting Policies

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our financial statements for the nine months ended September 30, 2022 and 2021 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Accounting Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022, our disclosure controls and procedures were not effective as of September 30, 2022. In connection with the preparation of our consolidated financial statements, we identified an error related to the recording of an accrued expense as of June 30, 2021, which led to the overstatement of research and development expenses for the six months ended June 30, 2021. As previously disclosed in our Current Report on Form 8-K filed on December 17, 2021, we have restated previously reported financial information for this error. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to our financial statement close process, primarily related to the lack of required finance capacity, knowledge or expertise to perform the financial statement close in a timely and accurate manner or to account for certain complex areas of U.S. GAAP. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate this material weakness.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022. There have been no material changes to the risk factors described in that report.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IO Biotech, Inc.

Date: November 9, 2022	By:	/s/ Mai-Britt Zocca
Mai-Britt Zocca, Ph.D.
Chief Executive Officer and Director
(Principal Executive)

Date: November 9, 2022	By:	/s/ Amy Sullivan
Amy Sullivan
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2022	By:	/s/ Brian Burkavage
Brian Burkavage
Chief Accounting Officer
(Principal Accounting Officer)