Form 10-K
period 2022-12-31
IO Biotech, Inc.
filed 2023-03-14
CIK 1865494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $73.1 million.

The number of shares of Registrant’s Common Stock, par value $0.001 per share, outstanding as of March 9, 2023 was 28,815,267.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to its 2023 Annual Meeting of Stockholders have been incorporated by reference herein in response to Part III, as specifically set forth in Part III.

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
•
We have experienced, and may in the future experience, delays or difficulties in clinical trial site activation and the enrollment and/or retention of patients in clinical trials, which could delay or prevent our receipt of necessary regulatory approvals.
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
•
Our success and commercial opportunity largely depends on the success of our limited number of product candidates. If any of these candidates fail in clinical trials or are not approved for commercialization, our ability to generate revenue and achieve profitability could be impacted if we fail to develop additional product candidates.
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
•
We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than we do.
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
•
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
•
our expectation about the period of time over which our existing capital resources will be sufficient to fund our operating expenses and capital expenditures;
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
•
our financial performance;
•
the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or any other aspects of our business operations;
•
the impact of laws and regulations, including legislative developments; and
•
developments and projections relating to our competitors or our industry.

These statements relate to future events or to future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part II, Item 1A - “Risk Factors” below and those described elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

Except where the context otherwise requires, in this Annual Report on Form 10-K, “we,” “us,” “our,” “IO Biotech,” and “the Company” refer to IO Biotech, Inc. and, where appropriate, its consolidated subsidiaries.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company developing novel, immune-modulating cancer vaccines based on our T-win technology platform. Our product candidates are designed to induce the immune system to simultaneously target and disrupt multiple pathways that regulate tumor-induced immunosuppression. We believe this represents a paradigm shift in the management of cancer and that our product candidates have the potential to become cornerstones of the treatment regimens of multiple solid tumors. Our lead product candidate, IO102-IO103, is designed to target the immunosuppressive mechanisms mediated by key immunosuppressive proteins such as Indoleamine 2,3-dioxygenase (IDO) and programmed death ligand (PD-L1). In a single-arm Phase 1/2 clinical trial of 30 patients with metastatic melanoma with the primary objective of investigating safety and tolerability, the secondary objective of investigating immunogenicity, and the tertiary objective of investigating clinical efficacy, IO102-IO103, in combination with nivolumab, demonstrated an ability to induce meaningful tumor regression and establish durable antitumor response while achieving a manageable tolerability profile for patients. The clinical efficacy endpoints in this trial included objective response (OR), progression free survival (PFS) and overall survival (OS). In this trial, we observed a confirmed overall response rate (ORR) of 73% and a complete response rate (CRR) of 50%. Based on the results from this trial, IO102-IO103, in combination with pembrolizumab, was granted BTD by the FDA for treatment of unresectable/metastatic melanoma.

We enrolled the first patient in a potentially registrational Phase 3 trial for IO102-IO103 in combination with pembrolizumab as a potential first-line treatment in advanced melanoma, the IOB-013/KN-D18 trial, in May of 2022. We have made significant progress with the activation of clinical sites participating in the Phase 3 IOB-013/KN-D18 trial, ending February 2023 with nearly 100 active sites in the trial, compared to 55 at the end of October 2022. The IOB-013/KN-D18 trial has a target enrollment of 300 patients and is designed with an interim analysis of ORR one year after 75% of patients have been randomized and a final analysis of the primary endpoint of PFS for the full trial population. We expect to enroll 75% of patients in the trial by mid-2023 and to complete recruitment by the end of 2023. The trial design and discussions with FDA are aimed at potentially pursuing accelerated approval, if the trial data are favorable, based on the interim analysis of ORR, supported by other data. If the data are supportive, we also plan to file a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) based on the primary endpoint of PFS.

Our T-win platform is a novel approach to cancer vaccines designed to activate pre-existing T cells to target immunosuppressive mechanisms. Our T-win product candidates are designed to employ a dual mechanism of action: (1) direct killing of immunosuppressive cells, including both tumor cells and genetically stable cells in the tumor microenvironment (TME), that express IDO and PD-L1 and (2) modulation of the TME into a more pro-inflammatory, anti-tumor environment. Our T-win technology is built upon our team’s deep understanding of both TME and a tumor’s ability to evade surveillance and destruction by the immune system. Our approach is in contrast to previous methods that have sought to either block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed by tumor cells.

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

(1)
In combination with pembrolizumab
(2)
NSCLC = non-small cell lung cancer, SCCHN = squamous cell carcinoma of the head and neck, UBC = urothelial bladder cancer

Our lead product candidate, IO102-IO103, combines our two fully-owned, novel immune-modulating vaccines, IO102 and IO103, which are designed to target IDO+ and PD-L1+ target cells, respectively. IDO and PD-L1 are often dysregulated and over-expressed in a wide range of solid tumors, and result in the inhibition of the body’s natural pro-inflammatory anti-tumor response within the TME. IO102-IO103 is designed to employ our novel dual mechanism of action approach. This is in contrast to previous approaches which have sought to block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed by tumor cells. By combining IO102 and IO103 in a single treatment regimen, we also aim to provide a synergistic therapeutic effect on tumors.

On December 14, 2020, the FDA granted us BTD for IO102-IO103 in combination with pembrolizumab for the treatment of patients with unresectable or metastatic melanoma based on data from the Phase 1/2 clinical trial, MM1636. BTD enables us to solicit more frequent and intensive guidance from the FDA as to how to conduct an efficient development program for IO102-IO103. The MM1636 trial was an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma receiving IO102-IO103 and nivolumab, an anti-PD-1 monoclonal antibody. In this trial, investigators initially observed an ORR of 80% (24 out of 30 patients); however, two of 24 patients in which a response was observed progressed before subsequent radiological confirmation, which resulted in a confirmed ORR of 73%. In addition, 50% of patients achieved a complete response (CR), or complete elimination of their tumors based on RECIST 1.1 definitions. While a total of five patients (17%) experienced a high-grade adverse event (grade 3-5), based on the 17% discontinuation rate of treatment with both nivolumab and IO102-IO103, data from this trial suggests a manageable tolerability profile for patients. In addition, we have observed treatment-induced infiltration of CD3/CD8 T cells into the tumor site in responding patients and detected IO102+IO103-specific T cells in tumors after treatment in correlative biomarker data where this was analyzed. Consistent with the earlier reported data, with an additional 15 months of patient follow-up, results from a new January 5, 2023 data cut for the MM1636 Phase 1/2 study of IO102-IO103 in combination with nivolumab for metastatic melanoma continue to be encouraging. As of that data cut-off, 30 PD-1 naïve patients were enrolled with a minimum follow-up time of time of 49.8 months. Median OS was not reached, median PFS was 25.5 months, and 50% of patients (15/30) achieved a CR, or complete disappearance of their tumors and the ORR was 80%. Patients who were anti-PD-1 antibody refractory and enrolled in cohort B in this study had no response to therapy, which we believe shows that our vaccine works best in front-line metastatic melanoma patients, as we expected in this setting.

We are currently recruiting for a Phase 3 potentially registrational trial for IO102-IO103, the IOB-013/KN-D18 trial, in combination with pembrolizumab in anti PD-1/PD-L1 treatment naive patients with unresectable or metastatic melanoma. While the MM1636 trial investigated IO102-IO103 in combination with nivolumab, we have made the commercial decision to investigate IO102-IO103 in combination with pembrolizumab in the Phase 3 trial. Nivolumab and pembrolizumab are both IgG4 subclass antibodies that target the PD-1 receptor. In a comparative data analysis by Moser (Annals of Oncology 2020), researchers found no difference between the effectiveness of frontline pembrolizumab and nivolumab in patients with advanced melanoma. The Phase 3 trial also includes a concurrent evaluation of the initial participants to allow for an assessment of safety (a safety run-in) for the combination of IO102-IO103 and pembrolizumab. The pembrolizumab for this trial is being supplied by Merck pursuant to a Clinical Trial Collaboration and Supply Agreement that we entered into in September 2021. The independent data monitoring committee for the IOB-013/KN-D18 trial convened its first meeting in December 2022 to review initial safety data from the trial and recommended that the trial continue without any modifications.

We are also developing IO102-IO103 for several other solid tumor indications. We are conducting a Phase 2 basket trial, the IOB-022 trial, which will enable us to investigate multiple first-line solid tumor indications in anti PD-1/PD-L1 treatment naïve patients with metastatic disease. This basket trial is designed to investigate the safety and efficacy of IO102-IO103 in combination with pembrolizumab in non-small cell lung cancer (NSCLC) with PD-L1 TPS ≥ 50%, squamous cell carcinoma of the head and neck (SCCHN) with CPS ≥ 20, and urothelial bladder carcinoma (UBC) with CPS ≥ 10. We initiated the IOB-022 trial in April 2022. We announced encouraging initial data from the first NSCLC patients enrolled in the study in January 2023. Of the 10 patients enrolled, 9 were efficacy evaluable per protocol having received at least one full cycle of treatment. Among the 9 evaluable patients, 4 patients had a partial response while 4 had stable disease; one patient had progressive disease. The safety profile observed to date in this study is consistent with prior clinical experience with IO102-IO103. We expect to report additional data from this study in 2023. In addition to first-line cancer indications, we also plan to investigate IO102-IO103 when used before or after curatively intended surgery as a neo-adjuvant/adjuvant therapy. As with our targeted first-line cancer indications, we plan to conduct a Phase 2 basket trial, the IOB-032 trial, which will enable us to investigate multiple solid tumor indications in anti PD-1/PD-L1 naïve settings focused initially on melanoma and SCCHN. We expect to initiate this trial in the second half of 2023.

Our development of IO102-IO103 is based on our prior separate development of IO102 and IO103. IO102 is our fully-owned novel product candidate containing a single IDO-derived peptide sequence designed to engage and activate IDO-specific human T cells. IDO small molecule inhibitors have shown clinical potential in combination with PD-1 antibodies in early clinical trials, but have not been able to demonstrate the same level of efficacy in later-stage clinical trials. Our Phase 1 non-randomized trial of IO101, our first-generation IDO therapy, in NSCLC resulted in proof of concept for our approach, with 47% of patients displaying clinical benefit and an OS of 26 months in the treatment arm compared to 8 months in the group receiving standard of care. There were no grade 3 or higher adverse events (AEs). We have completed testing of IO102 in a randomized Phase 1/2 trial in combination with pembrolizumab standard-of-care in first-line treatment of patients with metastatic NSCLC. IO103 is our fully-owned, novel product candidate containing a single PD-L1-derived peptide designed to engage and activate PD-L1 specific human T cells. Continued clinical development of IO102 and IO103 will be focused on their use in our dual- and multi-antigen approaches.

IO112 is our fully-owned, novel product candidate containing a single Arginase 1-derived peptide designed to engage and activate Arginase 1-specific human T cells. IO112 is designed to target T cells that recognize epitopes derived from Arginase 1, which is an immunoregulatory enzyme highly expressed in difficult-to-treat tumors associated with high levels of myeloid-derived suppressor cells (MDSCs) including colorectal, breast, prostate and pancreatic and ovarian cancers. Arginase overexpression is a well-documented tumor escape mechanism. IO112 is currently being tested in a single arm first-in-human Phase 1 trial in patients with arginase-positive solid tumors conducted in an investigator-initiated trial at the University of Copenhagen. We plan to be ready to file an IND for IO112 in 2023.

In addition to IO102, IO103 and IO112, we are evaluating additional product candidates that we believe have potential for use in solid tumors. All our compounds in preclinical development are designed to target well-documented immunosuppressive molecules that are known to be overexpressed in the TME across a wide range of tumors. These targets provide additional opportunities across multiple cancer indications.

Targeting TGFB1 expressing cells in the TME via a vaccine approach presents a novel and attractive way to modulate the pathway and drive therapeutic benefit in cancer setting. We are developing and characterizing TGFB1-selective peptide vaccines capable of inducing strong immune responses. Preliminary evidence in mouse models showed that treatment with a TGFB1 vaccine drives
CD4+ T cell infiltration in the TME and might promote in vivo targeted cell killing. Further experimental work to elucidate the cellular and molecular mechanisms of a TGFB1 vaccine is ongoing to support further development of a TGFB1 vaccine to modulate the TME for therapeutic benefit in a wide range of cancer indications.

We were established in December 2014 as a spin-off of the National Center for Cancer Immune Therapy at Herlev University Hospital in Denmark. We have assembled a seasoned management team and Board with extensive experience in developing novel oncology therapies, including advancing product candidates from preclinical research through to clinical development and ultimately to regulatory approval. Our team is led by our founder, President and Chief Executive Officer, Mai-Britt Zocca, Ph.D., who has close to 20 years of experience as a biotech executive. Amy Sullivan, our Chief Financial Officer, joined us in October 2022 and brings 30 years of public company industry experience to IO Biotech. Eva Ehrnrooth, MD, Ph.D., our Chief Medical Officer, is a clinical oncologist and has more than 20 years of experience in oncology and drug development. Mads Hald Andersen, Ph.D., our scientific founder and advisor, is a Professor and director at the National Center for Cancer Immune Therapy, Herlev University Hospital and an internationally recognized immunology researcher. Muhammad Al-Hajj, Ph.D., our Chief Scientific Officer, is a well-respected scientific leader with a proven-track record in the field of immuno-oncology and expertise in translational medicine and biomarker discovery. Our Board has deep expertise in the fields of immuno-oncology, business and finance.

Our Strategy

To achieve our goals, we aim to leverage our T-win platform to transform cancer treatments by creating a broad portfolio of cancer vaccines focused on targets within the TME.

The key elements of our strategy are to:

•
Advance our lead product candidate, IO102-IO103, toward approval in combination with anti-PD-1 therapy in first-line treatment of advanced melanoma. We were granted BTD by the FDA based on a confirmed ORR of 73% and CRR of 47% in MM1636, the Phase 1/2 clinical trial of IO102-IO103 in combination with nivolumab in first-line treatment of patients with melanoma. We enrolled the first patient in the IOB-013/KN-D18 trial in May of 2022. We have made significant progress with the activation of clinical sites participating in the Phase 3 IOB-013/KN-D18 trial, ending February 2023 with nearly 100 active sites in the trial, compared to 55 at the end of October 2022. The IOB-013/KN-D18 trial has a target enrollment of 300 patients and is designed with an interim analysis of ORR one year after 75% of patients have been randomized and a final analysis of the primary endpoint of PFS for the full trial population. We expect to enroll 75% of patients in the trial by mid-2023 and to complete recruitment by the end of 2023. The trial design and discussions with FDA are aimed at potentially pursuing accelerated approval, if the trial data are favorable, based on the interim analysis of ORR, supported by other data. If the data are supportive, we also plan to file an MAA with the EMA based on the primary endpoint of PFS;
•
Broaden clinical development of IO102-IO103 into other solid tumor settings through basket trials in the first line metastatic and neo-adjuvant / adjuvant treatment settings. We are executing a Phase 2 basket trial, IOB-022, of IO102-IO103 in combination with pembrolizumab in the first line solid tumor setting. This basket trial enrolls PD-1/PD-L1 treatment naïve patients with metastatic disease, including NSCLC, SCCHN and UBC. We enrolled the first patient in our Phase 2 basket trial in solid tumors in 2022 and released encouraging initial data from the evaluable patients in January 2023. Of the 10 patients enrolled, 9 were efficacy evaluable per protocol having received at least one full cycle of treatment. Among the 9 evaluable patients, 4 patients had a partial response while 4 had stable disease; one patient had progressive disease. The safety profile observed to date in this study is consistent with prior clinical experience with IO102-IO103. We expect to report additional data from this study in 2023. We also plan to initiate a Phase 2 basket trial, IOB-032, of IO102-IO103 in combination with anti-PD-1 antibody therapy in the neo-adjuvant / adjuvant treatment setting. In this trial, combination therapy will be used before and after curatively intended surgery. This basket trial will enable us to investigate multiple solid tumor indications in anti PD-1/ PD-L1 naive patients, and will focus initially on melanoma and SCCHN. We expect to initiate this trial in the second half of 2023 and receive data in 2024. These two basket trials build on the data that we have generated from prior trials of our single epitope product candidates, IO102 and IO103, including the anti-tumor activity that we have observed with the use of our first-generation IDO compound in NSCLC;
•
Leverage our T-win technology platform to design and advance a portfolio of novel immune-modulating cancer vaccine product candidates, including IO112 and additional future product candidates. Since inception, our T-win platform has allowed us to rapidly identify and develop multiple pipeline candidates. Our next product candidate, IO112, targets Arginase 1, which is over-expressed in solid tumors where MDSCs are known to play key roles in immune resistance. IO112 is currently being tested in a single arm first-in-human Phase 1 trial in patients with arginase-positive solid tumors conducted in an investigator-initiated trial at the University of

Copenhagen. We plan to be ready to file an IND for IO112 in 2023. We are continuing to evaluate other targets within the TME, including TGFB, and intend to leverage our T-win platform to bring additional product candidates into the clinic over time which could be used alone or in combination with other candidates;
•
Strengthen our position in the immunotherapy field through the continuous innovation and expansion of our T-win platform. We have extensive knowledge about the characterization of immunosuppressive mechanisms in the TME and pharmacology. We plan to continue investing in our platform in order to stay at the forefront of developments in the space. Our platform is supported by a strong patent portfolio consisting of 17 different families, filed in all major markets with a long exclusivity periods. We plan to continue investing in intellectual property to support our platform and product candidates;
•
Maximize the value of our product candidates and pipeline by selectively entering into strategic collaborations. We hold worldwide development and commercial rights to our pipeline of compounds, and we intend to commercialize our product candidates, if approved, in key geographies. We have entered, and may enter in the future, into collaborations that grant us access to certain compounds owned by third parties to enable therapeutic combinations that could enhance the clinical and commercial potential of our product candidates. For example, we have entered into a non-exclusive, clinical supply agreement with MSD International GmbH (MSDIG)/Merck, to evaluate IO102-IO103 in combination with pembrolizumab plus chemotherapy and as a neo-adjuvant/adjuvant therapy; and
•
Build a leading immuno-oncology company while maintaining a strong culture of innovation, valuing diversity and putting patients at the center of everything we do. We will continue to apply our deep understanding of the TME to the discovery and development of novel immune-modulating cancer vaccines that have the potential to provide breakthroughs for cancer patients who are currently underserved by available therapies. We place a high value on the diversity of our team – including gender, background and expertise – to foster this culture of innovation.

Our Approach to Therapeutic Cancer Vaccines

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

The immune system has the capacity to detect tumor cells and employ a variety of biological mechanisms, or immune effector functions, to specifically target and destroy these cells. However, tumors are adept at undermining the normal immune system functions that allow cancer cells to evade such detection and destruction.

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
•
Arginase: Arginase 1 (arginase) is an enzyme that contributes to immune regulation by catabolizing and limiting the availability of arginine, which is essential for immune effector cell survival and growth. Arginase overproduction by immunosuppressive cells such as MDSCs is a well-documented tumor escape mechanism. Arginase is highly expressed in difficult-to-treat cancers, including colorectal, breast, prostate, pancreatic and ovarian, and is associated with high levels of MDSCs; and
•
Transforming growth factor-ß: Transforming growth factor-ß is one of the key molecules that contribute to immunosuppression and it is produced in large amounts in the TME by not only cancer cells but also by suppressive and regulatory cells. Targeting TGFB1 expressing cells in the TME via a vaccine approach presents a novel and attractive way to modulate the pathway and drive therapeutic benefit in cancer setting. We are developing and characterizing TGFB1-selective peptide vaccines capable of inducing strong immune responses. Preliminary evidence in mouse models showed that treatment with a TGFB1 vaccine drives CD4+ T cell infiltration in the TME and might promote in vivo targeted cell killing. Further experimental work to elucidate the cellular and molecular mechanisms of a TGFB1 vaccine is ongoing to support further development of a TGFB1 vaccine.

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

Our Approach: Targeting The TME With Our T-win Technology Platform

Our T-win vaccine platform is a novel approach to cancer vaccines designed to activate naturally occurring T cells to target immunosuppressive mechanisms. Our T-win product candidates are designed to employ a dual mechanism of action: (1) direct killing of immunosuppressive cells, including both tumor cells and genetically stable cells in the TME, that express key immunosuppressive proteins such as IDO and PD-L1 and (2) modulation of the TME into a more pro-inflammatory, anti-tumor environment. This is in contrast to previous methods that have sought either to only block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed only by tumor cells. We believe that our dual mechanism approach has the potential to induce tumor regression, establishing lasting and durable antitumor response, and to achieve manageable tolerability for patients.

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

Key Components of Our T-win Technology Platform

Based on this discovery, we created our T-win technology platform to direct the immune system against, both tumor cells and genetically stable cells, within the TME, that express immunosuppressive proteins, with the goal of transforming the immune balance within the TME.

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

T-win Mechanism of Action

Our product candidates are designed to drive the activation and expansion of T cells reactive to immunosuppressive antigens. Upon trafficking these T cells into the tumor site, effective anti-tumor response is induced by a dual mode of action:

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

Administration of our T-win product candidates (Figure 4, step 1) selectively activates and expands pre-existing CD4+ and CD8+ T cell responses against the T-win product candidate targeted antigen, such as those derived from IDO, in the draining lymph nodes (Figure 4, step 2). The resulting T cells migrate to the tumor sites, where target cells with elevated expression of T-win product candidate targeted antigens are found in the TME. Upon recognition and engagement of the targeted cells, the T cells either directly eliminate the cells by cytotoxic lysis or respond by the release of proinflammatory cytokines (Figure 4, step 3). Elimination of immunosuppressive target cells and concomitant immune modulation of the TME into an inflamed environment results in net enhancement of T effector infiltration and enhanced anti-tumor responses (Figure 4, step 4).

Figure 4: Illustration of T-win Mechanism of Action

Advantages of the T-win Technology Platform

We believe our T-win platform has the potential to pave the way for novel cancer vaccines with increased therapeutic effect and limited additional tolerability concerns. Potential advantages of our T-win platform include:

•
Durability of response: T-win product candidates are designed to target not only tumor cells but also genetically stable healthy immunosuppressive cells, with the aim of avoiding immune escape. We believe that our approach of direct and indirect target killing may lead to immune memory, and thus sustained anti-tumor effect over time;
•
Dual and Multi-Epitope Design: In our product candidates, we often seek to include dual or multiple epitopes. The rationale behind this approach is based on the complexity of cancer, where individual patients suffering from the same cancer indication may have a different expression of immunoregulatory antigens and as a result may not respond to a single epitope treatment. We believe that an approach of targeting separate immune resistant pathways in the TME will enable our product candidates to address a larger pool of patients than currently available therapies reach;
•
Tolerability: Therapies based on subcutaneously injected peptides have been observed to be well-tolerated in over 200 clinical trials. If T-win product candidates based on subcutaneously injected peptides are similarly well-tolerated, our product candidates could have the potential to be used as a component of combination therapy in early treatment settings;
•
Versatility: Our product candidates based on our T-win platform have the potential to be used in combination with existing therapies such as checkpoint inhibitors, including the PD-1 monoclonal antibodies, pembrolizumab and nivolumab. As our product candidates target a range of immunosuppressive mechanisms mediated by proteins highly expressed among several cancer indications and the mechanism of action can potentially provide supplementary effect across different checkpoint inhibitors, we believe that the number of cancer indications and combination opportunities of our product candidates are extensive;
•
Well-understood manufacturing process: The compounds necessary for the production of product candidates based on T-win technology are manufactured through a well-known synthetic chemistry process. We believe this enables us to reproduce high quality product at an anticipated low cost of goods; and
•
Ease of administration: T-win product candidates are designed to be “off-the-shelf” treatments given subcutaneously on a flexible treatment schedule. These treatments can be adapted for specific cancer indications.

Current Trials

Proposed Registrational Trial in Melanoma Under BTD by FDA

Based on the results of the MM1636 trial, we are recruiting for a multicenter, international, open-label, randomized, two-arm Phase 3 potentially registrational trial of IO102-IO103, the IOB-013/KN-D18 trial, in combination with pembrolizumab as first-line treatment for patients with previously untreated unresectable or metastatic (advanced) melanoma. The Phase 3 trial has a target enrollment of 300 patients randomized into either the experimental arm of IO102-IO103 in combination with pembrolizumab or the pembrolizumab control arm. All patients will receive pembrolizumab 200 mg intravenously every three weeks for a maximum of 35 cycles, corresponding to approximately two years of treatment. Patients randomized to the experimental arm will also be given IO102-IO103 every three weeks with an additional dose given during the induction period on Day 8 of cycles 1 and 2. IO102-IO103 will thereafter be administered subcutaneously every three weeks during the maintenance period. Each patient can be treated for a maximum of 37 administrations in total, corresponding to approximately two years of treatment. An interim analysis of ORR will be conducted one year after 75% of patients have been randomized. The primary endpoint at the final analysis will be progression free survival. The trial design and discussions with FDA are aimed at potentially pursuing accelerated approval, if the trial data are favorable, based on the interim analysis of ORR, supported by other data. The Phase 3 trial also includes a concurrent evaluation of the initial participants to allow for an assessment of safety, or safety run in.

Clinical Development in First-Line Indications

In addition to the IOB-013/KN-D18 trial discussed above, we are executing a Phase 2 basket trial, IOB-022, which will enable us to investigate multiple solid first-line tumor indications in anti PD-1/PD-L1 treatment naïve patients with metastatic disease such as NSCLC, UBC, and SCCHN. In the NSCLC portion of the trial we are investigating IO102-IO103 in patients expressing PD-L1 ≥50%, a patient population similar to Cohort A in our Phase 1/2 trial of IO102 in combination with pembrolizumab as first line treatment for patients with metastatic NSCLC.

Our IOB-022 trial is a non-comparative, open label, unblinded trial and investigates the safety and efficacy of IO102-IO103 in combination with pembrolizumab, intended to investigate each of the following metastatic first-line indications:

•
NSCLC with PD-L1 ≥50%
•
SCCHN with CPS ≥20%
•
UBC with CPS ≥10%

We reported encouraging initial data from the first 10 patients enrolled in the NSCLC cohort of this trial in January 2023. If the data from the initial 30 patients is supportive, we plan to first expand the sample size in Phase 2 and then pending the outcome move into a Phase 3 trial in one or more of these indications if a sufficiently strong efficacy signal is observed. The primary endpoints of the Phase 2 trial will be dual target of either ORR according to RECIST 1.1. or PFS at six months by investigator assessment. Secondary outcome measures will include PFS, duration of response, CRR, disease control rate, OS, time to response and safety reporting.

Figure 5: Schematic Clinical Development Diagram

The trial is currently enrolling patients in three countries (US, Spain and the UK) at 21 active sites. All treatment arms are active and recruiting. Enrolling patients for the following cohorts are as follows:

•
NSCLC (n=17)
•
SCCHN (n=6)

•
UBC (n=2)

Encouraging initial data was reported on January 9, 2023 for the first time from 10 lung cancer patients in the company’s Phase 2 basket study (IOB-022/KN-D38) evaluating IO102-IO103 in combination with pembrolizumab in patients with non-small cell lung cancer, head and neck cancer, or bladder cancer. Of the 10, 9 were efficacy evaluable per protocol having received at least one full cycle of treatment. Among the 9 evaluable patients, 4 patients had a partial response while 4 had stable disease; one patient had progressive disease. The safety profile observed to date in this study is consistent with prior clinical experience with IO102-IO103. The company anticipates reporting additional data from this study in 2023.

If the data from the initial 30 patients is supportive, we plan to first expand the sample size in Phase 2 and then pending the outcome move into a Phase 3 trial in one or more of these indications if a sufficiently strong efficacy signal is observed. The primary endpoints of the Phase 2 trial will be dual target of either ORR according to RECIST 1.1. or PFS at six months by investigator assessment. Secondary outcome measures will include PFS, duration of response, CRR, disease control rate, OS, time to response and safety reporting

Our Product Candidates

We are developing a pipeline of product candidates that leverage our T-win technology platform to address targets within the TME. We are currently investigating IO102-IO103 in the IOB-013/KN-D18 trial and the IOB-022 trial, and we plan to initiate a Phase 2 basket trial, IOB-032, of IO102-IO103 in combination with anti-PD-1 antibody therapy in the neo-adjuvant/adjuvant treatment setting in the second half of 2023. We are also developing earlier stage product candidates that target additional immunosuppression-related targets that are expressed in a broad range of solid tumors. We expect to use these earlier stage product candidates in combination with our existing pipeline candidates.

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

The following graphic illustrates the distinct approaches by which our T-win product candidates we hypothesized to engage with IDO expressing cells versus other clinically tested IDO inhibitors.

On December 14, 2020, the FDA granted us BTD for IO102-IO103 in combination with pembrolizumab for the treatment of patients with unresectable or metastatic melanoma based on data from the MM1636 Phase 1/2 clinical trial. BTD enables us to solicit guidance from the FDA on generating the clinical evidence needed to support approval in a expedited manner. The MM1636 trial was an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma receiving IO102-IO103 and nivolumab, an anti-PD-1 monoclonal antibody. In this trial, investigators initially observed an ORR of 80% (24 out of 30 patients); however, two of 24 patients in which a response was observed progressed before subsequent radiological confirmation, which resulted in a confirmed ORR of 73%. In addition, 47% of patients achieved a CR, or complete elimination of their tumors based on RECIST 1.1 definitions. Based on the 17% discontinuation rate of treatment with both nivolumab and IO102-IO103, we believe that the data from this trial suggests a manageable tolerability profile for patients. In addition, we have observed treatment-induced infiltration of CD3/CD8 T cells into the tumor site in responding patients and detected IO102+IO103-specific T cells in tumors after treatment in correlative biomarker data where this was analyzed. We are currently recruiting for a Phase 3 potentially registrational trial for IO102-IO103, the IOB-013/KN-D18 trial, in combination with pembrolizumab. The Phase 3 trial also includes a safety run in.

IO102-IO103 specific T cells were found in the peripheral blood mononuclear cells (PBMCs) and at the tumor site.

Melanoma

IO102-IO103 is currently being tested in the IOB-013/KN-D18 in treatment-naïve patients with unresectable or metastatic (advanced) melanoma. Unresectable, metastatic melanoma is a serious and life-threatening disease with a clear unmet medical need. According to the American Cancer Society, in the United States in 2023, it is expected that approximately 100,000 patients will be diagnosed with, and about 8,000 people will die from, melanoma. The incidence of cutaneous melanoma is increasing, and advanced melanoma (unresectable or metastatic) is fatal if left untreated. According to Ascierto (JAMA Oncology 2019), Robert (New England Journal of Medicine 2019), and Larkin (New England Journal of Medicine 2019), the median OS in patients with stage IV melanoma (untreated) regardless of BRAF mutation status is between 37-39 months and five-year OS is approximately 40-50%. Anti-PD-1 monotherapy leads to a five-year OS of approximately 43-51%, while anti-CTLA-4 and anti-PD-1 combination therapy can increase five-year OS to approximately 52%, but is associated with considerable toxicity. Accordingly, there is a clear unmet need for improved combination therapies with the potential to enhance anti-PD-1 efficacy without a significant increase in toxicity.

Historical and Current Standard of Care

Historically, chemotherapy, with or without interferon-alpha (IFN-a) or IL-2, was offered to patients with advanced melanoma, with limited results. Although in the last decade, the treatment of advanced melanoma has improved with the approval of many novel agents, the current standard of care does not work for many patients. Before the availability of these treatments, according to Maio (Journal of Clinical Oncology 2015) and Garbe (The Oncologist 2011), patients with advanced melanoma had a median survival time of approximately 10 months. According to Robert (New England Journal of Medicine 2019) and Larkin (New England Journal of Medicine 2019), the current long-term survival is at least 37 to 39 months for patients with advanced melanoma regardless of BRAF mutational status based on current standard of care.

The currently approved novel agents can be divided into two main categories:

•
Immunotherapies: Immune checkpoint inhibitors (CIs) targeting CTLA-4, such as ipilimumab, and PD-1, such as nivolumab and pembrolizumab, indirectly activate the immune system. The immune system plays an important role in the regulation of melanoma, and intravenously administered immunotherapies help overcome immune suppression; and
•
Targeted agents: Orally administered selective inhibitors of mitogen-activated protein kinase (MAPK) directly inhibit the oncogene BRAF and MAPK pathway. According to Drummer (Lancet 2018), around 35-50% of advanced melanoma patients have a targetable BRAF mutation, and in approximately 90% of these cases, the mutation consists of valine substituted with glutamic acid at amino acid 600 (BRAF V600).

Recommended first-line treatment options for the treatment of unresectable or metastatic melanoma and for patients with or without BRAF-mutant advanced melanoma are summarized below:

•
Anti-PD-1 monotherapy (nivolumab or pembrolizumab);
•
Anti-CTLA-4 (ipilimumab) and anti-PD-1 (nivolumab) combination therapy;
•
Anti PD-1 (nivolumab) and LAG-3 (relatlimab) combination therapy;
•
Dabrafenib/trametinib combination targeted therapy if the activating BRAF-V600 mutation is present; and
•
Vemurafenib/cobimetinib + atezolizumab combination targeted therapy and immunotherapy if the activating BRAF-V600 mutation is present.

Table 1a: Certain Currently Approved Immunotherapies and Targeted Agents

Clinical Trial	Treatment Arms	ORR	CRR	mDoR	mPFS	5-year PFS Rate	Median OS	5-year OS Rate	TRAEs leading to discontinuation
Immunotherapies
CM-066 3-y OS (Ascierto et al. 2019)	Nivolumab	43%	19%	N/A	5 mo	N/A	37 mo	51%	9%
KN-006, IO naïve 5-y OS (Robert et al. 2019)	Pembrolizumab	46%	N/A	N/A	12 mo	27%	39 mo	43%	10%
CM-067 5-y OS (Larkin et al. 2019)	Ipilimumab (3mg/kg)/ Nivolumab (1mg/kg)	58%	22%	31 mo	12 mo	36%	> 60 mo	52%	42%
	Nivolumab (3mg/kg)	45%	19%	18 mo	7 mo	29%	37 mo	44%	13%
RELA-047 (Tawbi et al 2022 *Long et.al. ASCO Plenary 2022)	Nivolumab (480 mg) and relatlimab (160 mg) Nivolumab (480 mg)	43%* 33%*	16%* 14%*	N/A* N/A*	10.1 mo 4.6 mo	N/A	N/A	N/A	19%
Targeted Agents
COLUMBUS (Dummer et al. 2018)	Encorafenib/ binimetinib	63%	8%	17 mo	15 mo	N/A	N/A	N/A	6%
coBRIM (Ascierto et al. 2016)	Cobimetinib + vemurafenib	70%	16%	13 mo	12 mo	N/A	22 mo	N/A	14%

No head-to-head trials were conducted.

ORR:	Overall response rate
CRR:	Complete response rate
PFS:	Progression free survival
OS:	Overall survival
mDoR	Median duration of response
mo:	months
y:	years
N/A:	Not available (including not reached numbers)
TRAE:	Treatment-related adverse events

Table 1b: Selected Phase 3 Trial Update - American Society of Clinical Oncology (ASCO) 2022

For patients with tumors harboring a BRAF V600 mutation, treatment choices are between MAPK or CI therapy. Cross trial comparisons indicate that combined MAPK or BRAF plus MAPK kinase (MEK) has proven to have higher response rates than CIs. Data from cross trial comparisons suggest that the responses to CIs are slower in onset but more durable. For patients who are candidates for both treatments, standard of care guidelines recommend that CIs should be chosen as first-line therapy. Patients whose tumors are not progressing quickly and are not immediately threatening an important organ function, should be considered for CIs first, preserving MAPK for subsequent lines. However, American Society of Clinical Oncology guidelines do not recommend a specific order of therapies for patients with BRAF wild-type (WT) unresectable and metastatic cutaneous melanoma.

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

Development of Dual Epitope IO102-IO103 in the First-line Setting

Summary

The MM1636 trial evaluated IO102-IO103 in combination with an anti-PD-1 monoclonal antibody, nivolumab, in 30 anti-PD-1 naïve, first-line metastatic melanoma patients. A brief summary of the MM1636 trial is below:

•
30 patients included in cohort A from Herlev University Hospital in Denmark;
•
Baseline characteristics were largely comparable with benchmark trials with the majority of patients having one or more poor prognostic factors, such as negative tumor expression, M1c stage/visceral metastases and high lactate dehydrogenase (LDH);
•
Investigators initially observed an ORR of 80% (24 out of 30 patients); however, two of 24 patients in which a response was observed progressed before subsequent radiological confirmation, which resulted in a confirmed ORR of 73%. CRR was 50% with duration of response not yet reached at a median follow up time of 49.8 months as of January 5, 2023;
•
Median PFS was 25.5 months and median OS had not yet been reached as of January 5, 2023;

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
•
10 patients included in cohort B (patients with anti-PD-1 de-novo refractory disease) from Herlev University Hospital in Denmark; and
•

Enrollment of patients into cohort C (patients with acquired anti-PD-1 resistance, meaning those who progressed after anti-PD-1 therapy) completed in January 2023. Four of ten patients were enrolled into cohort C.

MM1636 Cohort A Trial Design and Patient Characteristics

The MM1636 trial consists of 3 cohorts – cohort A, B and C. Within each cohort, the trial was a Phase 1/2 single arm, single center trial with the primary objective to investigate safety and feasibility, secondary objective to investigate immunogenicity and tertiary objective to investigate clinical efficacy. While the size of the trial was deemed sufficient to evaluate safety, as a single arm trial, the MM1636 trial was not designed to provide statistically significant results in respect of its clinical efficacy endpoints. The MM1636 trial patients were treated with IO102-IO103 in combination with nivolumab for up to 47 weeks and thereafter continued with nivolumab treatment according to usual guidelines. Treatment consisted of 100 µg IDO long, 100 µg PD-L1 long1, 25 µl dimethyl sulfoxide (DMSO), 475 µl phosphate-buffered saline (PBS) and 500 µl Montanide. The treatment was administered biweekly for 6 weeks and then every 4 weeks for 41 weeks. Patients were given a maximum of 15 treatments during one year or until progression or undue adverse events. Nivolumab was administered according to the approved label for melanoma (3 mg/kg bi-weekly for up to two years). Because of the preclinical data on IO102-IO103, which provided support for the combination effect of our IDO and PD-L1 targeted candidates, IO102 and IO103, the MM1636 trial was not designed to evaluate the individual contributions of each component antigen.

A review of patient baseline characteristics presented in table 2 for the 30 anti PD-1 naïve metastatic melanoma patients included in cohort A of the MM1636 trial shows that the majority of patients had one or more poor prognostic factors; 43% PD-L1 negative, 60% visceral metastatic disease (M1c) and 37% high LDH. The frequency of these poor prognostic factors indicates that the patient population was not subject to specific selection of good prognosis patients, as the baseline characteristics are largely similar to those in other trials.

Table 2: MM1636 Cohort A—Patient Characteristics

Tolerability

In the MM1636 trial cohort A, 77% of patients developed Common Terminology Criteria for Adverse Events (CTCAE) grade 1 and 2 injection site reactions that typically manifested as transient adverse events; 77% injection site tenderness, 63% granulomas, 23% redness, 13% pain, 13% pruritus, and 3% myalgia at the injection site, most likely related to the adjuvant Montanide. Two patients discontinued treatment after eight and 11 injections, respectively, due to granulomas, tenderness and pain that limited instrumental activities of daily living. Other CTCAE grade 1-2 AEs have included rash (47%), fatigue (47%), arthralgia (30%), diarrhea (30%), nausea (23%), amylase increase (20%), dry skin (27%), pruritus (27%), infusion reaction (17%), xerostomia (17%) and myalgia (17%).

A total of five patients (17%) experienced a high-grade adverse event (grade 3-5); four patients (13%) experienced CTCAE grade 3-4 AEs, one patient with grade 3 maculopapular rash, one patient with grade 3 adrenal insufficiency and two patients with grade 3 arthralgia. One patient died (CTCAE grade 5) due to urosepsis with multi organ failure and severe hyponatremia. In addition, the patient had experienced multiple AEs including grade 3 colitis, grade 2 pneumonitis, grade 3 arthralgia, grade 2 vasculitis and grade 2 nivolumab induced infusion allergic reaction. The patient had symptoms of myocarditis at time of death with highly elevated troponin I. Bedside echocardiography showed an ejection fraction of 15%, which at baseline was 60%. The myocarditis was never confirmed pathologically. All the AEs leading to treatment discontinuation were considered by the investigator to be related to nivolumab. The rate of treatment-related adverse events leading to discontinuation of both nivolumab and IO102-IO103 was 17%.

Response Rate in Cohort A

Results from the MM1636 trial, with a cut-off date of January 5, 2023, showed an ORR of 80% (95% confidence interval (CI); 62.7-90.5%). Two of the 24 responding patients progressed before subsequent radiological confirmation, therefore the confirmed ORR was 73.3% (95% CI; 54.1% to 87.7%). The CRR was 50.0% (95% CI; 31.3% to 68.7%).

Table 3: Objective Response Rate by Investigator Review

Date of data cut-off:	January 5, 2023
Median follow-up	49.8 months
Evaluable patients	30
Responders (including unconfirmed responses)	80.0% (N = 24)
Confirmed responders	22
Best Overall (confirmed) Response Rate (Clopper Pearson Exact 95% CI)	73.3% (N=22/30) 54.1% to 87.7%
Complete Response Rate (Clopper Pearson Exact 95% CI)	50.0% (N=15/30) 31.3% to 68.7%
Partial Response Rate (Clopper Pearson Exact 95% CI)	23.3% (N=7/30) 9.9% to 42.3%
Best overall (confirmed) response rate by PD-L1 status (PD-L1<1% vs 1%)
PD-L1 positive patients (Clopper Pearson Exact 95% CI)	88.2% (N=15/17) 63.6% to 98.5%
PD-L1 negative patients (Clopper Pearson Exact 95% CI)	53.8% (N=7/13) 25.1% to 80.8%

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

Tumor Shrinkage in Individual Patients in Cohort A

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

Figure 6: MM1636 Cohort A—Waterfall Plot Showing Best Percentage Change in Target Lesion Size

CR = complete response, PR = partial response, PD = progressive disease

Timing and Durability of Response in Individual Patients in Cohort A

The swimmer plot in Figure 7 presents individual patient-level data, including onset of PR, CR, PD and death. In addition, patients with ongoing responses are marked with an arrow. The majority of patients achieving a CR had one or more high risk factors (marked with icons) such as PD-L1 negative tumor expression, M1c stage/visceral metastases and high LDH as an indication severe disease. As of the January 5, 2023 cut-off date, response was still ongoing in 10 patients (indicated with arrows).

CRs have been observed more than 15 months after initial treatment, and as of the January 05, 2023 cutoff date, the CRR has improved to 50% as the latest included patients with a minimum follow-up of 30 months. We believe these data indicate good quality responses with a deep and durable response in most of the patients (Figure 8).

The median duration of response (DOR) was 27 months as of the January 05, 2023 cut-off date in the MM1636 trial, and 20 of the 22 patients with a radiologically confirmed response (at 12 weeks after the first response) had a response lasting greater than 182 days providing a durable response rate of 66.7% (20/30). (Figure 7 and 8).

Figure 7: MM1636 Cohort A—Durability and Deepening Responses

CR = complete response, PR = partial response, PD = progressive disease

Figure 8: MM1636 Cohort A—Duration of Response

Tumor shrinkage and Durability of Response in Individual Patients Over Time in Cohort A

The rapid onset of response, deepening of responses over time and durability of responses in the MM1636 trial are shown in the spider plot for individual patients. Green, blue and red lines respectively indicate CR, PR and PD. Only six out of 30 patients experienced progressive disease at the first imaging timepoint (12 weeks) marked with red lines (Figure 8).

Figure 9: MM1636 Cohort A—Change in Target Lesions from Baseline Over Time

Progression Free Survival (PFS) in Patients from Cohort A

At a median duration of follow-up of 49.8 months (Figure 10), the median PFS was 25.5 months.

Figure 10: MM1636 Cohort A—Progression Free Survival

+ Censored; dotted lines show 95% Confidence Limits

Overall Survival (OS)

At a median duration of follow-up of 49.8 months, the median OS had still not yet been reached (Figure 11).

Figure 11: MM1636 Cohort A—Overall Survival

+ Censored; dotted lines show 95% Confidence Limits

Phase 1/2 Correlative Data

Correlative biomarker data from the MM1636 trial support the mechanism of action of IO102-IO103 in treated patients, based on the following observations:

•
Induction of systemic therapy (IO102+IO103)-specific T cell response in blood was confirmed in over 96% of treated patients (Table 4);
•
Confirmation of IO102-IO103-specific T cell clones homing into TME (Figure 12); and
•
Treatment-induced increased infiltration T cells into TME with enhanced immune effector signature in responding patients (Figure 13).

Table 4: Treatment-specific T cell Responses to IO102 (IDO) and/or IO103 (PD-L1)

	T-win antigen- specific response at BASELINE	T-win antigen- specific response ON-TREATMENT
Response against IO102	10/30 (33.3%)	27/30 (90%)
Response against IO103	8/30 (26.7%)	25/30 (83.3%)
Response against IO102 and/or IO103	14/30 (46.7%)	29/30 (96.7%)

Figure 12: Increased Frequency of IO102-IO103-expanded T cell Clones Detected in TME After Treatment.

Cumulative frequencies of IO102-IO103-specific TCR rearrangements pre- and post-treatment in one CR patient are shown.

Figure 13: Treatment-induced Increased Infiltration T cells into TME with Enhanced Immune Effector Signature in Responding Patients

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

MM1636 Cohort B

Ten patients with metastatic melanoma with progressive disease on anti-PD-1 therapy were enrolled from May 2019 to September 2022. A review of patient baseline characteristics for the 10 patients with refractory (to an anti PD-1 therapy) melanoma who were included in cohort B of the MM1636 trial shows all patients to have BRAF wild-type tumors, and 50%

with available PD-L1 status (n=8) were PD-L1<1%. Nine of the patients had normal LDH levels and two patients had disease stage M1c. The mean age was 68.5 years.

As of January 5, 2023 data cutoff, all patients were off trial treatment due to progressive disease. The most frequently reported adverse events as considered related to nivolumab were CTCAE grade 1-2 fatigue (30%), nausea (30%) and dry skin (30%). Local injection site reactions were seen in 40% of the patients.

In terms of efficacy, the best overall response was stable disease in 2 (20%) patients and eight were progressive disease. The mOS was 16.7 months and the mPFS was 2.4 months.

In summary, patients who were PD-1 refractory and enrolled in cohort B in this study had no response to therapy, which we believe shows that our vaccine works best in front-line metastatic melanoma patients, as we expected in this setting.

Potential Opportunities for Dual Epitope IO102-IO103

Lung Cancer

Lung cancer is the leading cause of cancer death according to the American Cancer Society (ACS). The two main types of lung cancer are NSCLC and small cell lung cancer (SCLC). NSCLC is the most common type of lung cancer, accounting for about 84% of all cases. According to the ACS, the five-year survival rate for patients suffering from highly advanced, metastatic (Stage IV) lung cancers is estimated to be 6%. The NSCLC market was expected to generate $28.5 billion in revenue in 2021, growing to $48 billion in 2026.

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

Observations from a Phase 1 trial of our first generation IDO compound, IO101, provided us foundational support for our IO102-IO103 development strategy. We have initiated development of IO102-IO103 plus anti PD-1 in first-line treatment of metastatic solid tumors with high PD-L1 expression. NSCLC is one of the indications in our IOB-022 basket trial.

First Generation IDO Compound

LU1006 was an investigator-initiated Phase 1 single-arm, first-in-human trial with the primary objective of investigating safety, the secondary objective of investigating immunogenicity, and the tertiary objective of investigating clinical benefits in patients with heavily pretreated human leukocyte antigen-A2 (HLAA2) positive stage III to IV NSCLC. Patients had stable disease after standard therapy comprising of chemotherapy and targeted therapy. The trial was a non-randomized comparison against patients who had standard of care, chemotherapy, at the site and were HLAA2 negative. 15 patients were treated with IO101 as subcutaneous injections formulated in 900 microliters Montanide and imiquimod ointment. The mean treatment duration was 7.9 months (95% CI: 4.6 –11.3).

Tolerability

In 90% of the patients, CTCAE grade 1 to 2, short-term, local injection site reactions (i.e., redness, swelling, or itching) were observed. Local treatments with steroid ointments removed the symptoms. High frequencies of fatigue, shortness of breath, coughing and hemoptysis were present at baseline in the 15 NSCLC patients. These were considered to probably be related to the underlying lung cancer. Nausea and headache were observed in relation to the development of brain metastases, whereas dyspepsia, abdominal pain and diarrhea could be related to the treatment, as IDO is expressed in the epithelial cells in the gastrointestinal tract (Table 5). No grade 3 or higher AEs were observed in the 15 patients treated with IO101 monotherapy.

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

Survival

Progression-free survival (PFS) is shown in Figure 14 below. “Censored” represents patients who are surviving without progression of disease. The median PFS was 5.2 months. Overall survival was 26 months in the 15 patients treated with IO101, compared to eight months in patients who received the hospitals standard of care, which included chemotherapy and targeted therapies. These observations provided us foundational support for our IO102-IO103 development strategy.

Figure 14: IDO Monotherapy—Progression Free Survival

Figure 15: IDO Monotherapy—Overall Survival

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

Figure 16: IDO Monotherapy—Duration of Response

Second Generation IDO Compound (IO102)

Our second generation IDO compound, IO102, was tested in an fully recruited, open-label, randomized Phase 1/2 trial in combination with pembrolizumab (Cohort A) or pembrolizumab with chemotherapy (Cohort B) as first-line treatment for patients with metastatic NSCLC. The trial had a Phase 1 safety run-in and Phase 2 is randomized (Figure 17). The primary objectives were to investigate the safety and efficacy of IO102 as an add on to standard of care versus standard of care. Primary endpoints were safety and ORR. Secondary endpoints include OS, PFS and biomarkers.

Figure 17: IO102-012 Trial Design

The trial was conducted as part of a clinical collaboration with Merck. The clinical trial was sponsored by IO Biotech while Merck provided pembrolizumab for the trial. Merck and IO Biotech have joint rights to the study results. IO Biotech will maintain global commercial rights to IO102.

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

In the NSCLC portion of the IOB-022 trial, we plan to investigate IO102-IO103 in patients expressing PD-L1 ≥50%.

Tolerability Profile

The tolerability profile presented is for patients entered and treated in the Phase 2 part of IO102-012 (the safety population):

Cohort:	Experimental Arm N	Control Arm N	Total
A: PD-L1≥50%	32	16	48
B: PD-L1<50%	33	16	49

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

Cohort B (PD-L1 <50%): The most frequent high-grade AEs in cohort B1 (experimental, N=33), were blood and lymphatic system disorders, in 39.4% of patients with 62.5% experiencing blood and lymphatic system disorders in B2 (control, N=16).

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

Squamous Cell Carcinoma of the Head and Neck Cancer (SCCHN)

SCCHN includes cancers of the oral cavity, oropharynx, hypopharynx and larynx, and is one of the most common tumor types worldwide. Each year in the United States, cancers of the oral cavity, oropharynx, hypopharynx and larynx are expected to occur in more than 66,600 patients and more than 14,600 are expected to die. Locoregional SCCHN is treated with curative intent, but at a cost of functional impairment and locoregional recurrence or metastatic disease.

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
•
We are also investigating the dual epitope strategy in first-line setting of previously untreated solid tumors. Recurrent or metastatic (R/M) SCCHN is one of these indications.

The ongoing and planned investigator-initiated trials will provide learnings that we can use in our own development of IO102-IO103. See “—Additional trials in other first-line indications and neo-adjuvant and adjuvant settings” for additional details on these trials.

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

Urothelial Bladder Cancer

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

Ongoing and planned investigator-initiated trials will provide data that we can use in our own development of IO102-IO103. See Tables 10 and 11 below for additional details on these trials.

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

Figure 18: Schematic Clinical Development Diagram

Additional Trials in Other First-Line Indications and Neo-Adjuvant and Adjuvant Settings

There are multiple potential indication expansion opportunities in various cancer settings with limited anti-PD-1 mAb efficacy or tolerability and toxicity concerns. Both IDO and PD-L1 are highly expressed in numerous other solid tumor indications where anti PD-1-mAb is also approved. Therefore, we believe the potential for the dual epitope IO102-IO103 product candidate in combination with anti PD-1-mAB is significant beyond first-line treatment of advanced melanoma—both as a first-line treatment, but also as a neo-adjuvant (before surgery)/adjuvant (after surgery) therapy. A series of investigator-initiated trials has been completed and others are ongoing that will inform our own development. Safety data from these trials is included in the tables below.

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

Clinical trial testing of IO102 in a randomized Phase 1/2 trial in combination with pembrolizumab standard-of-care in first-line treatment of patients with metastatic NSCLC has been completed.

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

Figure 19: Arginase 1 Therapy in Mouse Colon Cancer Model

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

Clinical Development of IO112

The next indications that we look to explore are difficult to treat cancers, and therefore ARG-1 was tested in a single-arm first-in-human Phase 1 trial in patients with arginase-positive solid tumors conducted in an investigator-initiated trial at the University of Copenhagen. This was an exploratory safety study to determine if this product can be advanced together with IO102-IO103 or as a component of other multiantigen approaches.

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

Pursuant to the Assignment Agreements and other similar agreements with Herlev, we have paid and are obligated to pay future contingent payments and royalties, including upon achieving potential regulatory milestones and low single digit royalties on net sales from sales of products incorporating the acquired patent rights and other revenues arising from the acquired patent rights. Upon the occurrence of a change of control, stock or asset sale or IPO, certain outstanding milestone payments under such agreements became due immediately in the aggregate of approximately DKK 13.2 million (which is approximately $1.9 million based on the exchange rate of DKK 6.95 to one U.S. dollar on December 31, 2022). This was triggered by our IPO in November 2021, and has subsequently been paid. We have the right to buy-out all remaining payment obligations under the Assignment Agreement at any time by paying DKK 20 million (for each of the PD-L1 technology and IDO technology) or DKK 10 million (for the Arginase technology) to Herlev.

Under the Assignment Agreements, we control all rights to the covered patents and, with respect to the PD-L1 and Arginase technology, are required to use our best reasonable efforts to manage, prosecute, maintain and enforce, and we are not permitted to abandon, the acquired patent rights certain markets, including Denmark and certain other EU countries, the UK, the US, Canada, Japan and China.

Research Agreements with Herlev

In connection with the Framework Assignment Agreement, we entered into a Framework Cooperation Agreement (the Framework Cooperation Agreement) with Herlev in January 2017, and as amended in December 2018, in which we agreed to cooperate with Herlev, either through co-financed research or sponsored research, for certain agreed-upon research programs to develop therapies aimed at activating or boosting T cells that react towards regulatory immune cells for the treatment and prevention of cancer (the Field). Pursuant to the Framework Cooperation Agreement, we will have the option to acquire all intellectual property rights in inventions developed in the course of any research program, under the terms of the Framework

Assignment Agreement. The Framework Cooperation Agreement does not have a set expiration date, but may be terminated by either party (1) for convenience, upon six months’ prior written notice, or (2) for the other party’s uncured material breach.

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

Additionally, we have entered into a separate agreement with Herlev pursuant to which we were obligated to pay a cash fee in the amount of DKK 5.0 million (which is approximately $0.7 million based on the exchange rate of DKK 6.95 to one U.S. dollar on December 31, 2022) upon the occurrence of a change of control, stock or asset sale or IPO. This was triggered by our IPO in November 2021, and has subsequently been paid.

Clinical Trial Collaboration and Supply Agreements with MSD International GmbH

November 2022 Agreement

In November 2022, we entered into a clinical collaboration with MSDIG, an affiliate of Merck, and MSD International Business GmbH (MSDIB), another affiliate of Merck (collectively, MSD) to evaluate IO102-IO103 in combination with KEYTRUDA® as a neo-adjuvant/adjuvant therapy for patients with metastatic melanoma and SSCHN. Under the terms of the collaboration with MSD, we will conduct an international Phase 2 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We will sponsor the clinical trials and MSD will provide KEYTRUDA® to be used in the clinical trials free of charge. We and MSD will be responsible for our own internal costs and expenses to support the study and we shall bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trials will be shared by us and MSD and we will maintain global commercial rights to IO102-IO103.

December 2021 Agreement

In December 2021, we entered into a Clinical Trial Collaboration and Supply Agreement (the CTCSA) with MSD. Under the CTCSA, we will collaborate with MSD regarding the conduct of our international Phase II trial for our compounds, IO102 and IO103, in combination with MSD’s pembrolizumab, a humanized anti-human PD-1 monoclonal antibody, for the treatment of metastatic NSCLC, SCCHN or UBC (the Trial). Under the CTCSA, we will act as the sponsor of the Trial at our cost, and MSD will supply pembrolizumab for use in the Trial. Neither party will have any obligation to reimburse costs incurred by the other party in connection with the Trial or the supply of pembrolizumab, except upon certain breach or early termination events.

The CTCSA will remain in effect until we provide MSD with top-line results and a final report of the results, promptly after the Trial is completed, unless terminated earlier by either party for the other party’s material breach if such party fails to cure such breach within the specified cure period, or upon certain other occurrences specified in the CTCSA.

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

The Clinical Trial Agreement will continue for the term of the Saint-Luc Study, unless terminated earlier by either party for convenience or the other party’s material breach, subject to applicable notice and cure periods. In addition, we have the right to terminate the Clinical Trial Agreement for various reasons related to the conduct of the Saint-Luc Study, as specified in the Clinical Trial Agreement.

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

Specifically, there are many companies that commercialize or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies such as Amgen, AstraZeneca, BMS, Merck, Novartis, Pfizer, Roche, and Roche's subsidiary Genentech.

In melanoma specifically, the dominant market players are nivolumab, marketed by BMS and Ono, nivolumab & ipilimumab, marketed by BMS and Ono, and pembrolizumab, marketed by Merck. We are also aware of several companies testing their compounds in combination with nivolumab or pembrolizumab. In mid stage development there is Moderna and Merck with an investigational personalized mRNA cancer vaccine, in combination with pembrolizumab. In earlier stage development there are also BioNTech with NEO-PV-01 and Karyopharm with selinexor.

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

Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining a significant share of the market for, any of the product candidates that we successfully introduce to the market may pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

The acquisition or licensing of pharmaceutical products is also very competitive. If we seek to acquire or license products, we will face substantial competition from a number of more established companies, some of which have acknowledged strategies to license or acquire products, and many of which are bigger than us and have more institutional experience and greater cash flows than we have. These more established companies may have competitive advantages over us, as may other emerging companies taking similar or different approaches to product licenses and/or acquisitions. In addition, a number of established research-based pharmaceutical and biotechnology companies may acquire products in late stages of development to augment their internal product lines, which may provide those companies with an even greater competitive advantage.

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

We currently do not own or operate any manufacturing facilities nor do we have any plans to do so in the foreseeable future. We rely on, and expect to continue to rely on, third-party contract development and manufacturing organizations to continue the development and the optimization of our product candidates and to ensure that suitable manufacturing processes are in place for both present scales and future commercial scales of production of our product candidates. This ensures that all products manufactured under our responsibility are done in accordance with relevant regulatory requirements and approval and includes those product materials intended for use in our preclinical and clinical testing, as well as commercial manufacture.

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

Subject to receiving marketing approvals, we plan to commence commercialization activities by building a focused sales and marketing organization to sell our products. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which our product candidates are being developed. We may selectively enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval if we believe these collaborations could maximize the value of our product candidates.

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

Patents

Our patent portfolio is currently comprised of 17 separate patent families. These are numbered as Families 1 to 17 and are discussed in more detail below. The families are divided into groups based on therapeutic targets. Some of the families span more than one target, particularly with respect to the patents for our lead compounds directed to the target IDO (compound IO102) and target PD-L1 (compound IO103).

•
IO102 (IDO): We own five patent families covering compositions of matter and methods of treatment related to IO102, which were filed between 2009-2023. These are Families 1, 2, 3, 13 and 15.
•
Family 1 is based on an international (PCT) application filed 17 April 2009. Patents granted from this family will expire 17 April 2029 based on a normal 20 year term. In the United States, a granted patent covering IO102 as a composition of matter will expire 7 October 2029 due to a patent term adjustment of 173 days. A separate granted patent in the United States covers methods of treatment using IO102 and will expire 28 May 2029 due to a patent term adjustment of 41 days. A separate pending United States application covers nucleotides encoding IO102 and has received a notice of allowance. A further United States application will be filed shortly to pursue alternative subject matter. In other jurisdictions it is not typically necessary to present claims to compositions of matter separately from methods of treatment and thus both types of claim appear in the same patent. The family includes granted patents in Europe, China, Japan, Canada, Australia, Israel, New Zealand and South Africa, each of which has claims covering IO102 as a compositions of matter and the local equivalent of methods of treatment using IO102. Grant of a corresponding application in Hong Kong is imminent. Each of these patents has the normal 20 year term expiring 17 April 2029. The family also includes pending applications in the United States and European Patent Office (EPO);
•
Family 2 is based on a PCT application filed 3 March 2017. Patents granted from this family will expire 3 March 2037 based on a normal 20 year term. The family includes pending applications in the United States, Europe and Japan. Claims are directed combined uses of IO102, IO103 and a checkpoint inhibitor;

•
Family 3 is based on a PCT application filed 23 April 2018. Patents granted from this family will expire 23 April 2038 based on a normal 20 year term. The family includes pending applications in the United States, Europe, Japan and China. Claims are directed combined uses of IO102, IO103 and a specific category of therapeutic antibody, i.e. those which operate via antibody-dependent cellular cytotoxicity (ADCC) mechanisms of action; and
•
Family 13 is based on PCT application filed 31 August 2021. National phase applications in other jurisdictions will be filed in due course. Patents granted from this family will expire 31 August 2041 based on a normal 20 year term. Claims are directed to combined uses of IO102, IO103 and anti-PD1 antibody.
•
IO103 (PD-L1): We own six patent families covering compositions of matter and methods of treatment related to IO103, which were filed between 2012-2023. These are Families 2, 3, 13 and 15 listed above, plus Families 4 and 5 set out below.
•
Family 4 is based on a PCT application filed 17 October 2012. Patents granted from this family will expire 17 October 2032 based on a normal 20 year term. In the United States, a granted patent covering IO103 as a composition of matter and methods of treatment using IO103 will expire 11 May 2033 due to a patent term adjustment of 206 days. The family includes granted patents in Europe, China, Japan, and Canada, each of which has claims covering IO103 as a composition of matter and the local equivalent of methods of treatment using IO103. The family also includes pending applications in the EPO and China; and
•
Family 5 is based on a PCT application filed 20 June 2017. Patents granted from this family will expire 20 June 2037 based on a normal 20 year term. The family includes pending applications in the United States, Europe, Japan and China. Claims are directed to IO103 and an alternative compound IO104.1, and uses thereof. The data in the application is primarily concerned with IO104.1 and so prosecution will focus on securing claims to this compound first.
•
IO112 (Arginase 1): We own three patent families covering compositions of matter related to IO 112, which were filed between 2017-2023. These are Family 15 as listed above, plus Families 6 and 7set out below.
•
Family 6 is based on a PCT application filed 6 October 2017. Patents granted from this family will expire 6 October 2037 based on a normal 20 year term. In the United States, there is a granted patent with this expiry date which covers IO112 as a composition of matter and methods of treatment using IO112. The family includes pending applications in the United States, the EPO, China, Japan, Australia, Canada, Israel, Republic of Korea, Mexico, and Singapore. Grant is imminent in Japan. This family is also relevant to Arginase 2; and
•
Family 7 is based on a PCT application filed 24 September 2019. Patents granted from this family will expire 24 September 2039 based on a normal 20 year term. The family includes pending applications in the United States, the EPO, China, Japan, Australia, Canada, Israel, Republic of Korea, Mexico, and Singapore. The claims are directed to IO112, and uses thereof.
•
We have additional patent families relevant to the following targets:
•
TDO: We own one patent family based on a PCT application filed 15 September 2015. This is Family 8. Patents granted from this family will expire 15 September 2035 based on a normal 20 year term. The family includes granted patents in the United States, Europe, China, Japan, Australia, Israel and South Africa. The family also includes applications in the United States, EPO and Canada. Grant is imminent in Canada;
•
PD-L2: We own one patent family based on a PCT application filed 13 October 2017. This is Family 9. Patents granted from this family will expire 13 October 2037 based on a normal 20 year term. The family includes a granted patent in the United States. The family also includes pending applications in the United States, China, EPO, Hong Kong, and Japan. Claims are directed to target candidates, and uses thereof;
•
CCL22: We own one patent family based on a PCT application filed 16 September 2016. This is Family 10. Patents granted from this family will expire 16 September 2036 based on a normal 20 year term. The family includes granted patents in the United States, Japan, Israel and Australia. The family also includes pending applications in the United States, China, EPO, Canada, Hong Kong, New Zealand, and South Africa. Claims are directed to target candidates, and uses thereof;
•
Arginase 2: We own three patent families relevant to this target. The first is Family 6 as listed under IO112 (Arginase 1) above. The second is Family 11, based on a PCT application filed 14 November 2019. Patents granted from this family will expire 14 November 2039 based on a normal 20 year term The family includes pending applications in the United States, China, EPO, Japan, Australia, Canada, Republic of Korea, and Singapore. Claims are directed to target candidates, and uses thereof. The third family is Family 14, based on two first filings made in the United Kingdom on 24 February 2022 and 13 September 2022. A PCT application will be filed 24 February 2023. National phase applications in other jurisdictions will be filed in due course. Patents granted from this family will expire 24 February 2043 based on a normal 20 year term. Claims are directed to alternative target candidates, and uses thereof; and
•
TGFbeta: We own three patent families relevant to this target. The first is Family 12, based on a PCT application filed 4 June 2020. Patents granted from this family will expire 4 June 2040 based on a normal 20 year term. National phase applications in other jurisdictions will be filed in due course. Claims are directed to target candidates, and uses thereof. The second is Family 16, based on a first filing made in the United Kingdom on 4 November 2022. A PCT application will be filed 4 November 2023. National phase applications in other jurisdictions will be filed in due course. Patents granted from this family will expire 4 November 2043 based on a normal 20 year term. Claims are directed to alternative target candidates, and uses thereof. The third is Family 17, based on a first filing made in the United Kingdom on 28 October 2022. A PCT application will be filed 28 October 2023. National phase applications in other jurisdictions will be filed in due course. Patents granted from this family will expire 28 October 2043 based on a normal 20 year term. Claims are directed to combined uses of TGFbeta target candidates with immune checkpoint inhibitors such as anti-PD1 antibody, as well as methods of predicting responsiveness to anti-PD1 treatment based on immune responses to TGFbeta.

Upon receipt of marketing approvals in each country, we will file applications for supplementary protection certificates/patent term extensions (SPC/PTE) as appropriate. These will provide up to an additional 5 years term of protection with respect to each extended patent, although there is no guarantee that we will be able to obtain such SPC/PTE. For more information, please see “Risk Factors— If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of marketing exclusivity for our product candidates, our business may be harmed.”

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

In the United States, where we are initially focusing our product development, the FDA regulates biologics under the Federal Food, Drugs, and Cosmetics Act, as amended (FDCA) and the Public Health Service Act, as amended (PHSA) and their implementing regulations. Biologics are also subject to other federal, state and local statutes and regulations. Our product candidates are early-stage and have not been approved by the FDA for marketing in the United States.

Our product candidates must be approved for therapeutic indications by the FDA through a BLA before they may be marketed in the United States. The process generally involves the following:

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

The FDA reviews all submitted BLAs before it accepts them for filing, and may request additional information rather than accepting the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews a BLA to determine, among other things, whether the product is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure continued safety, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, as amended (PDUFA) the FDA targets ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA filed for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority BLAs, and the review process may be extended by FDA requests for additional information or clarification.

Further, under the PDUFA, each BLA must be accompanied by a user fee and the sponsor of an approved BLA is also subject to an annual program fee. FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions may be available in certain circumstances, including a waiver of the application fee for the first BLA filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product applicant also seeks approval for a non-orphan indication.

The FDA may refer an application for a biologic product to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy (REMS) as a condition for approving the BLA to ensure that the benefits of the product outweigh its risks. The REMS could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk-minimization tools.

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

Orphan Drug Designation and Exclusivity

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

Expedited Development and Review Programs

The FDA maintains several programs intended to facilitate and expedite development and review of new biologic products to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track Designation (FTD), Breakthrough Therapy Designation (BTD), Priority Review (PR) and Accelerated Approval (AA).

A new biologic product is eligible for FTD if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. FTD applies to the biologic product, or combination of drugs and biologic products, and the specific indication for which it is being studied. FTD may provide increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. FDA may revoke the FTD if it believes that the designation is no longer supported by data emerging in the clinical trial process.

In addition, a new biologic product may be eligible for BTD if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biological product, alone or in combination with or more other biologic products, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. BTD provides all the features of FTD in addition to intensive guidance on an efficient development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review and regulatory staff in a proactive, collaborative, cross-disciplinary review, where appropriate.

Any biologic product submitted to the FDA for approval, including a product with FTD, or BTD, may also be eligible for priority review. A product is eligible for priority review if it is intended to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness. For original BLAs, PR Designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

In addition, biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of such product receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the product may be subject to accelerated withdrawal procedures. Products granted AA must meet the same statutory standards for safety and effectiveness as those granted traditional approval. In addition, the FDA currently requires as a condition for AA pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. FTD, BTD, PR, and AA do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or review process.

U.S. Post-Approval Requirements

Biological products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (off-label use) and limitations on industry-sponsored scientific and educational activities.

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

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) includes a subtitle called the Biologics Price Competition and Innovation Act (BPCIA), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies, unless the Secretary of Health and Human Services waives a required element. Interchangeability requires that a product is biosimilar to the reference product, and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biological product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to approval of biosimilar and interchangeable biosimilar products.

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

At this juncture, it is unclear whether products deemed interchangeable by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

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

Other Regulatory Matters

As further described below, manufacturing, sales, commercialization and promotion of product candidates following product approval and other related activities of the company, where applicable, are subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare and Medicaid Services (CMS), other divisions of the Department of Health and Human Services (HHS), the Department of Justice (DOJ), the Drug Enforcement Administration (DEA), the Consumer Product Safety Commission (CPSC), the Federal Trade Commission (FTC), the Occupational Safety & Health Administration (OSHA), the Environmental Protection Agency (EPA) and state and local governments and governmental agencies.

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
•
The federal civil and criminal false claims laws, including the civil False Claims Act (FCA), which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim that includes items or services resulting from a violation of the FDCA, federal Anti-Kickback Statute, or other law constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery or settlement. Violations of the FCA may be subject to significant civil fines and penalties for each false claim, treble damages, and potential exclusion from participation in federal healthcare programs;
•
The federal civil monetary penalties laws, which impose significant civil fines against individuals and entities that engage in activities including, among other things, knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; violations of the federal Anti-Kickback Statute; failing to report and return a known overpayment; or offering or transferring any remuneration to a Medicare or Medicaid beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of items or services reimbursable by Medicare or Medicaid, unless an exception applies;
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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. The
Department of Health and Human Services Office for Civil Rights (OCR) has recently increased its enforcement efforts on compliance with HIPAA, including its security regulations, and bringing actions against entities and business associates for failure to implement required security measures to protect electronic protected health information or to conduct a thorough risk assessment, among other violations;
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

In addition to participating in the Medicaid Drug Rebate Program, federal law requires manufacturers to participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities only include health care organizations that have certain federal designations or receive funding from specific federal programs, including Federally Qualified Health Centers, Ryan White HIV/AIDS Program grantees, and certain types of hospitals and specialized clinics, as well as certain hospitals that serve a disproportionate share of low-income patients. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain children’s hospitals, certain free-standing cancer hospitals, critical access hospitals, certain rural referral centers and certain sole community hospitals, each as defined by the ACA. However, “orphan drugs” i.e., those designated under section 526 of the FDCA are exempted from the ceiling price requirements for these eligible entities added by the ACA (except for certain children’s hospitals). The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to the Medicaid Drug Rebate Program are also subject to the 340B ceiling price calculation and discount requirement.

In addition, after multiple delays, the final rule implementing civil monetary penalties against manufacturers for instances of overcharging 340B covered entities became effective on January 1, 2019. Accordingly, if we have an approved product, we could be subject to such penalties if the government were to find that we knowingly and intentionally overcharged a 340B covered entity.

Federal law requires that for a company to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies and grantees, it also must participate in the Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program. To participate, we will be required to enter into an FSS contract and other agreements with the VA for our products, which may qualify as “covered drugs.” Under these agreements, we would need to make our products available to the “Big Four” federal agencies—the VA, the Department of Defense (DoD), the Public Health Service (including the Indian Health Service), and the Coast Guard—at prices that are capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the Veterans Health Care Act of 1992, as amended (VHCA). The FCP is based on a weighted average non-federal average manufacturer price (Non-FAMP), which manufacturers are required to report on a quarterly and annual basis to the VA. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to a penalty for each item of false information and could result in other potential liability as well, including liability under the False Claims Act.

FSS contracts are federal procurement contracts that include standard government terms and conditions, separate pricing for each product, and extensive disclosure and certification requirements. All items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing is reduced to an agreed “tracking customer.” Further, in addition to the “Big Four” federal agencies, all other federal agencies and some non-federal entities are authorized to purchase off FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the Big Four agencies “negotiated pricing” for covered drugs that is not capped by the FCP, and such pricing is negotiated based on a mandatory disclosure of the contractor’s commercial “most favored customer” pricing.

In addition, pursuant to regulations issued by the DoD to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, each of our covered drugs will be listed on an agreement with the Defense Health Agency (DHA) under which we will agree to honor the “Big Four” pricing for our products when they are dispensed to TRICARE beneficiaries by TRICARE retail network pharmacies. More specifically, we will agree to provide rebates (or refunds) on such utilization. Companies are required to enter into a DHA Agreement for “covered drug” products in order for the covered drug to be eligible for DoD formulary inclusion and available to TRICARE beneficiaries without preauthorization. The formula for determining the rebate is established in the regulations and our DHA agreement and is based on the difference between the annual Non-FAMP and the FCP (as described above, these price points are required to be calculated by us under the VHCA).

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, with commercial payors, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged for, examining the medical necessity of, and reviewing the cost-effectiveness of medical products and services. They are also increasingly imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. Moreover, for products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Nonetheless, product candidates may not be considered medically necessary or cost-effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party coverage and reimbursement may not be available to enable us to maintain price levels sufficient to cover our costs, including research, development, manufacture, sale and distribution

The containment of healthcare costs also has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to products for which the company receives marketing approval in the future and coverage and reimbursement under different federal healthcare programs is not always consistent. Further, private payors often follow the coverage and reimbursement policies established under Medicare. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products for which we receive marketing approval.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. These changes include the Budget Control Act of 2011, which, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional congressional action is taken, with the exception of a temporary suspension by Congress of the 2% cut in Medicare payments from May 1, 2020 through March 31, 2022, with a 1% cut in Medicare payments in effect from March 31, 2022 to July 1, 2022, due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes under new healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, included in the Consolidated Appropriations Act, 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of HHS, Labor and the Treasury. Moreover, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which implements substantial changes to the Medicare program, including drug pricing reforms and the creation of new Medicare inflation rebates. Namely, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. On October 14, 2022, President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of HHS to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. Most recently, on February 14, 2023, HHS issued a report in response to the October 14, 2022 Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2.00; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements or certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the extent to which the U.S. federal government covers particular healthcare products and services and could limit the amounts that the U.S. federal government will pay for healthcare products and services. This could result in reduced demand for our product candidates or additional pricing pressures. At the state level, individual states have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product that is ultimately approved, if approved.

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

European Union Clinical Trials

For example, in the EU, a clinical trial application (CTA) must be submitted to each EU Member State’s competent authority and an independent ethics committee, similar to the FDA and the IRB, respectively. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Once the CTA is approved by the EU Member State’s competent authority and the ethics committee has granted a positive opinion in relation to the conduct of the trial in the relevant Member State(s), in accordance with an EU Member State’s requirements, clinical trial development may proceed.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and EU Member State regulations and the International Conference on Harmonization (ICH) guidelines on GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products. If the sponsor of the clinical trial is not established within the EU, it must appoint an entity within the EU to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU Member States, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

In the European Union, or the EU, the Clinical Trials Regulation ((EU) No 536/2014) applied since 31 January 2022, replacing and repealing the Clinical Trials Directive (2001/20/EC). Under the Clinical Trials Regulation (EU) No 536/2014, there is a centralized application procedure where one EU Member State’s competent authority takes the lead in reviewing part I of the application, which contains scientific and medicinal product documentation, and the other national authorities only have limited involvement. Part II, which contains the national and patient-level documentation, will be assessed individually by each EU Member State. A clinical trial can only start in an EU Member State once it has been authorized (potentially with conditions) by the concerned EU Member State via the EU Clinical Trials Information System (CTIS). Separately, the sponsor must obtain a positive opinion from the relevant, independent Ethics Committee(s). A transitional period will apply during the transition from Clinical Trials Directive to the Clinical Trials Regulation, During this period, the following applies: (a) from January 31, 2023, clinical trial sponsors will need to use CTIS to apply to start a new clinical trial in the EU/EEA; and (b) from January 31, 2025, any trials approved under the Clinical Trials Directive that continue running will need to comply with the Clinical Trials Regulation and their sponsors must have recorded information on them in the CTIS.

Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.

During the development of a medicinal product, the EMA and EU Member States’ competent authorities provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the CHMP. A fee is incurred with each scientific advice procedure. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical trials, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future MAA of the product concerned.
We are in the process of applying to renew our status with the EMA as a small and medium-sized enterprise (SME). If we are successful in maintaining our current SME status with the EMA, it will provide access to administrative, regulatory and financial support, including fee reductions for scientific advice and regulatory procedures.

European Union Drug Review and Approval

In the European Union, medicinal products can only be placed on the market after obtaining a MA. To obtain regulatory approval of an investigational biological product in the EU, we must submit an MAA. The application used to file the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements. The process for doing this depends, among other things, on the nature of the medicinal product.

The centralized procedure results in a single MA, issued by the European Commission (based on the opinion of the EMA), which is valid across the entire territory of the EU. The centralized procedure is compulsory for human drugs that are: (1) derived from biotechnology processes, such as genetic engineering, (2) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (3) designated orphan medicines and/or (4) advanced-therapy medicines, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may, at the request of the applicant, also be used in certain other cases. Therefore, the centralized procedure would be mandatory for the products we are developing.

The CAT is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CAT is primarily responsible for the scientific evaluation of ATMPs and prepares a draft opinion on the quality, safety and efficacy of each ATMP for which a MAA is submitted. The CAT’s opinion is taken into account by the CHMP when giving its final recommendation regarding the authorization of a product in view of the balance of benefits and risks identified. Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP may depart from the draft opinion, if it provides detailed scientific justification. The CHMP and CAT are also responsible for providing guidelines on ATMPs and have published numerous guidelines, including specific guidelines on gene therapies and cell therapies. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a MAA; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs.

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the EMA. At the end of the review period, the EMA provides an opinion to the European Commission. If this opinion is favorable, the European Commission may then adopt a decision to grant an MA.

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

In exceptional cases, the EMA might perform an accelerated review of an MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (PRIME) scheme, which provides incentives similar to BTD in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is however not guaranteed. The benefits of a PRIME designation include the appointment of a rapporteur from the EMA before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

The European Commission may grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full MA. Such conditional MAs may be granted for product candidates (including medicines designated as orphan medicinal products), if (1) the risk-benefit balance of the product candidate is positive; (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data; (3) the product fulfills an unmet medical need; and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional MA may contain specific obligations to be fulfilled by the MA holder, including obligations with respect to the completion of ongoing or new studies and the collection of pharmacovigilance data. Conditional MAs are valid for one year, and may be renewed annually if the risk-benefit balance remains positive and after an assessment of the need for additional or modified conditions and/or specific obligations. The MA can be converted into a standard MA once the MA holder fulfils the obligations that were imposed and the complete data confirm that the medicine’s benefits continue to outweigh its risks. The timelines for the centralized procedure described above also apply with respect to the review by the EMA of applications for a conditional MA.

The European Commission may also grant a so-called “marketing authorization under exceptional circumstances.” Such MA is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized because (1) the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence; (2) in the present state of scientific knowledge, comprehensive information cannot be provided; or

(3) it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, MAs under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

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

An MA under exceptional circumstances is subject to annual review to reassess the risk-benefit balance in an annual reassessment procedure. Continuation of the authorization is linked to the annual reassessment and a negative assessment could potentially result in the MA being suspended or revoked. The renewal of a MA of a medicinal product under exceptional circumstances, however, follows the same rules as a “normal” MA. Thus, a MA under exceptional circumstances is granted for an initial five years, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal. A MA under exceptional circumstances should not be granted when a conditional MA is more appropriate.

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

European Union Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity. MAAs for generic medicinal products do not need to include the results of preclinical and clinical trials, but instead can refer to the data included in the MA of a reference product for which regulatory data exclusivity has expired. Upon receiving an MA, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the EU regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

European Union Orphan Drug Designation and Exclusivity

Products receiving orphan drug designation in the EU can receive ten years of market exclusivity once they are authorized as orphan medicines. During the ten-year market exclusivity period, the EMA cannot accept another application for a MA, or grant a MA or accept an application to extend an existing MA, for the same therapeutic indication, in respect of a similar medicinal product. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers. The application for orphan drug designation must be submitted before the MAA. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, a MA may be granted to a similar product for the same indication at any time if:

(1)
the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
(2)
the holder of the MA for the original orphan medicinal product has given its consent to the second applicant; or
(3)
the holder of the MA for the original orphan medicinal product is unable to supply sufficient quantities of the medicinal product.

Post-Approval Requirements

Similar to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the EU Member States’ competent authorities. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, (PSURs).

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

Pricing and Reimbursement

Even if a medicinal product obtains a MA in the EU, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all. Governments influence the price of medicinal products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. EU Member States are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. EU Member States may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials in order to compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU Member States may allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country. In December 2021, Regulation (EU) 2021/2282 on HTA (the “HTA Regulation”) was adopted. The HTA Regulation will apply beginning on January 12, 2025. It replaces the current system based on the voluntary network of national authorities, and the new framework covers joint clinical assessments, joint scientific consultations, the identification of emerging health technologies, and voluntary cooperation for the national authorities. The HTA Regulation aims to provide a transparent and inclusive framework for health technology assessments in the EU, and it will help EU countries determine the effectiveness and value of new technologies and decide on pricing and reimbursement by health insurers or health systems.

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

European Data Collection

The collection and use of personal data (including health data) in the EEA is governed by the EU General Data Protection Regulations (GDPR) and national implementing legislation in EEA States. The EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The EU GDPR establishes stringent requirements applicable to the processing of personal data, including strict requirements relating to the validity of consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, special provisions for the processing of “special categories of personal data” including health and genetic information of data subjects, mandatory data breach notification (in certain circumstances), “privacy by design” requirements, and direct obligations on service providers acting as processors. The EU GDPR also prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. Failure to comply with the requirements of the EU GDPR and the related national data protection laws of the EEA States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the EU GDPR affords various data protection rights to individuals (e.g., the right to erasure of personal data) in certain circumstances, and the ability for data subjects to claim material and non-material damages resulting from infringements of the EU GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the EU GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the evolving data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. These requirements and risks are set out in further detail in the section of this annual report titled “Risk Factors—Risks Related to Our Industry and

Business Operations—We are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.”

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

Employees and Human Capital Resources

As of December 31, 2022, we had 57 full-time employees, 23 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 42 employees are engaged in research and development activities and 15 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our employees. We also place a high value on the diversity of our team – including gender, background and expertise – to foster our culture of innovation. The principal purposes of our equity incentive plans are to align the interests of our stockholders and those eligible for awards, to retain and incentivize officers, directors, employees, and other service providers, and to encourage them to act in our long-term best interests. We value our employees and regularly evaluate total compensation we provide, including pension contributions paid time off personal leave and other benefits, to ensure we remain competitive and attractive to potential new hires.

Facilities

We lease a facility containing approximately 622 square meters of office space for our main office, which is located at COBIS, Ole Maaloes Vej 3, 2200 Copenhagen N, Denmark. The lease expires on December 31, 2027. We also lease lab space at COBIS, Ole Maaloes Vej 3, 2200 Copenhagen N, Denmark. The initial lease expired on December 31, 2022 and a new lease commenced on January 1, 2023, which expires on December 31, 2027.

In the United States, we lease a facility in New York for office space, located at 430 East 29th Street, New York, New York, and a facility in Maryland for lab space, located at 5640 Fishers Lane, Suite C, Rockville, Maryland. The New York lease expires on February 28, 2027 and the Maryland lease expires on March 31, 2027.

For our UK team, we lease an office facility located at 18 Maryport Street, Monmouthshire, UK. This lease can be terminated at our convenience.

We believe that our current facilities are adequate for our current needs and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Corporate Information

We were incorporated under the laws of the State of Delaware on May 25, 2021 under the name IO Biotech, Inc. We consummated a corporate reorganization in connection with our initial public offering (IPO), pursuant to which all of the issued and outstanding stock of IO Biotech ApS (IO ApS) was exchanged for shares of Class A and preferred stock of IO Biotech, Inc. As a result of this corporate reorganization, IO ApS, became a wholly-owned subsidiary of IO Biotech, Inc. We are a holding company. We conduct substantially all of our operations through our subsidiaries. Our subsidiary, IO ApS, a corporation domiciled in Denmark, was originally incorporated in December 2014, and holds our intellectual property assets. Our executive offices are located at Ole Maaløes Vej 3, DK-2200 Copenhagen N, Denmark, and our telephone number is +45 7070 2980. Our website address is iobiotech.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research, preclinical studies and clinical trials for our product candidates, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. IO102-IO103 is in early clinical development and IO112 is in preclinical development, and none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2022 and 2021, our net losses were $71.5 million and $67.9 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of December 31, 2022, we had $142.6 million in cash and cash equivalents. Based upon our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through the third quarter of 2024. However, our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval, and we may need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
the number of clinical trials needed for regulatory approvals from the FDA, the European Commission (based on recommendation from the EMA), and any other regulatory authority;
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

Biopharmaceutical development is a difficult, long, time-consuming, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. For example, we have experienced longer than expected lead times in clinical trial site activation and patient enrollment in our clinical trials. Failure to obtain regulatory approval for our product candidates will prevent us from commercializing and marketing our product candidates. The success in the development of our product candidates will depend on many factors, including:

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
•
initiating, enrolling, and successfully completing clinical trials, including investigator-initiated clinical trials over which we have limited control;
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

The research and development of drugs and biological products is extremely risky. Only a small percentage of product candidates that enter the development process ever receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. The outcome of clinical testing is uncertain. We may face unforeseen challenges in our product candidate development strategy, and we can provide no assurances that we will ultimately be successful in our current and future clinical trials or that our product candidates will be able to receive regulatory approval. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues when tested in humans despite promising results in preclinical animal models. In particular, while IO102-IO103 in combination with an anti-PD-1 monoclonal antibody has been investigated in a Phase 1/2 trial in 30 metastatic melanoma patients at University Hospital of Copenhagen, we do not know how IO102-IO103 will perform in our ongoing Phase 3 clinical trial combining IO102-IO103 with an anti-PD-1 monoclonal antibody in first line treatment of advanced melanoma patients, our ongoing Phase 2 basket trial, IOB-022, or in future clinical trials, including the planned Phase 2 basket trial, IOB-032. Future results of preclinical and clinical testing of our product candidates are also less certain due to the novel and relatively untested nature of the approach of our T-win technology platform. In general, clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry, including immune-oncology companies, have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

We are investigating IO102-IO103 in clinical trials in melanoma and other solid tumors, and our third product candidate, IO112, targets an immune resistance pathway known as Arginase 1 which is highly expressed in solid cancer indications. If our product candidates do not show any functionality in the solid tumor microenvironment our development plans, financial position, results of operations and prospects may be materially adversely affected.

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

We have experienced, and may in the future experience delays, or difficulties in clinical trial site activations and the enrollment and/or retention of patients in clinical trials, which could delay or prevent our receipt of necessary regulatory approvals.

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

Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. As a result of the on-going COVID-19 pandemic and continuing resource constraints on CROs, us, prospective clinical trial sites and others, we are currently experiencing longer than expected lead times in clinical trial site activation and patient enrollment in our clinical trials. Furthermore, enrollment for our Phase 3 potentially registrational trial may take longer than anticipated due to other monotherapies and combination therapies being investigated in the first-line setting at this time. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required to adequately power our studies in order to draw meaningful conclusions from them or as may be required by the FDA, EMA, or comparable foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

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

The time required to obtain approval or other marketing authorizations by the FDA, European Commission (based on recommendation from the EMA), and comparable foreign regulatory authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market it in the EU until we receive a MAA from the European Commission (based on recommendation from the EMA), or in the UK until we receive regulatory approval from the Medicines and Healthcare Products Regulatory Agency (MHRA) or other required regulatory approval in other countries. To date, we have had only limited discussions with the FDA and EMA regarding clinical development programs or regulatory approval for any product candidate within the United

States and EU, respectively. In addition, we have had no discussions with other comparable foreign authorities regarding clinical development programs or regulatory approval for any product candidate outside of those jurisdictions.

Prior to obtaining approval to commercialize any drug product candidate in the United States or abroad, we must demonstrate with evidence from well-controlled clinical trials, and to the satisfaction of the FDA, European Commission (based on recommendation from the EMA), or other foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, the European Commission (based on recommendations from the EMA), and other comparable foreign regulatory authorities. The FDA or European Commission (based on recommendations from the EMA) may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs.

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
•
the FDA, European Commission (based on recommendation from the EMA), or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA, European Commission, EMA, or comparable foreign authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

In the EU, the EMA’s Committee for Advanced Therapies (CAT) is responsible for assessing the quality, safety, and efficacy of advanced therapy medicinal products (ATMPs). ATMPs include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to EMA’s Committee for Medicinal Products for Human Use (CHMP) for final adoption. In the EU, the development and evaluation of ATMPs follow relevant EU guidelines. European Commission or EMA may issue new guidelines concerning the development and marketing authorization for ATMPs and require that we comply with these new guidelines.

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

Even if we eventually complete clinical testing and receive approval of a BLA or other comparable foreign marketing application for IO102-IO103, IO112 or any future product candidates, the FDA, European Commission (based on recommendation from the EMA) or other comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA, European Commission (based on recommendations from the EMA) or other comparable foreign regulatory authorities may also approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA, European Commission (based on recommendations from the EMA) or other comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

In addition, the FDA, European Commission (based on recommendations from the EMA), or other comparable foreign regulatory authorities and regulatory review committees described above may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

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

Possible adverse reactions and adverse side effects that could occur with immuno-oncology treatments can be severe. For example, we have reported to FDA some serious and unexpected suspected adverse reactions from the IO102-112 trial to FDA, which involved pulmonary tuberculosis, enterocolitis, hypovolemic shock, and diabetic ketoacidosis. Depending on an evaluation of the available data, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates or to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, if approved.

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

If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA, EMA, an institutional review board (IRB) or ethics committee (EC), which are local institutional boards or committees, as applicable, that review, approve and oversee basic and clinical research conducted as the institution participating in the clinical trial, or comparable foreign regulatory authorities, may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the product candidate.

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

Although we believe that the patient population in the Phase 1/2 trial with IO102-IO103 in combination with an anti-PD-1 monoclonal antibody in 30 metastatic melanoma patients is representative of the population for which we intend to label our IO102-103 product candidate in the United States, the trial was conducted in Europe, our ongoing IOB-013/KN-D18 and IOB-022 trials include sites outside of the United States, and we may conduct additional trials in the future outside of the United States, Europe and the UK. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA may be subject to certain conditions or may not be accepted at all. Similarly, the EMA, and other equivalent foreign regulatory authorities may not accept data from trials conducted outside their jurisdiction. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice; and (2) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (GCP) regulations; and (3) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the product candidate in the United States. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements for clinical trials. In addition, such trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any comparable foreign regulatory authority will accept data from trials conducted outside of the applicable jurisdiction. If the FDA, EMA, or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Breakthrough therapy designation by the FDA for any product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that the product candidate will receive marketing approval

IO102-IO103 combined with an anti-PD-1 monoclonal antibody in first line metastatic melanoma patients has been granted BTD from the FDA. We may also, in the future, apply for BTD, or the equivalent thereof in foreign jurisdictions (where available), for our product candidates or programs. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.

BTD is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for BTD, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate, including the breakthrough therapy designation of IO102-IO103 combined with an anti-PD-1 monoclonal antibody in first line metastatic melanoma patients, may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA. In addition, even after a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the product candidate no longer meets the conditions for qualification or it may decide that the time period for FDA review or approval will not be shortened.

We may submit a BLA for our product candidates under the Accelerated Approval Pathway. If we are unable to obtain licensure of our biological candidates through the Accelerated Approval Program in the United States, we may be required to conduct additional nonclinical and clinical studies and trials beyond those that we currently contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approval. Even if we receive licensure from the FDA through the Accelerated Approval Program, if any required confirmatory post-marketing trial does not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw the approval.

We may seek approval under the Accelerated Approval pathway for our IO102-IO103, IO112 or any other product candidates. For any approval to market a product, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety, efficacy, purity and potency of the product for the indication applied for in the BLA, or other respective regulatory filings. The Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs and biologics more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the FDCA provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Approval through the Accelerated Approval Program is typically subject, however, to the requirement that the applicant conduct additional post-marketing clinical trials to verify and describe the product’s clinical benefit. Typically, clinical benefit is verified when post-marketing clinical trials show that the product provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. If such confirmatory post-marketing trial fails to confirm the product’s clinical profile or risks and benefits, the FDA may withdraw its approval of the product.

The FDA has broad discretion with regard to approval through the Accelerated Approval Program, and even if we believe that the Accelerated Approval Program is appropriate for our product candidates, we cannot assure you that the FDA will ultimately agree. Furthermore, even if we do obtain approval through the Accelerated Approval Program, we may not experience a faster development process, review or approval compared to conventional FDA procedures.

Even if we receive approval for one or more of our product candidates through the Accelerated Approval Program, we will be subject to rigorous post-marketing requirements, possibly including the completion of one or more confirmatory post- marketing trials as the FDA may require, to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval for multiple reasons, including if we fail to conduct any required confirmatory post-marketing trial with due diligence, our confirmatory post-marketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe, effective, pure or potent under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.

Moreover, Congress has recently enacted changes to the Accelerated Approval Program that could impact our ability to obtain Accelerated Approval, or increase the burdens associated with post-marketing requirements in the event we do obtain Accelerated Approval. In particular, the FDA must specify certain conditions for required post-approval studies for products that receive Accelerated Approval, which may include enrollment targets and milestones, including the target date for study completion, by the time the biologic is licensed. FDA may also require post-approval studies to be underway at the time of Accelerated Approval or within a specified time period following Accelerated Approval for such biologics.

Any delay in obtaining, or inability to obtain, approval or licensure through the Accelerated Approval Program, or any issues in maintaining approval or licensure granted under the Accelerated Approval Program, would delay or prevent commercialization of our products, and could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

The FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Our T-win technology targets both immune suppressive host and tumor cells in the TME initiating a dynamic process of activating the host immune system, which response can be further exploited by concurrent or subsequent therapies as checkpoint inhibitors such as the dominant PD-1 monoclonal antibodies, pembrolizumab and nivolumab. Accordingly, it is expected that our product candidates, if approved, would be used in combination with third-party drugs or biologics. For example, IO102-IO103 in combination with an anti-PD-1 monoclonal antibody was investigated in a Phase 1/2 trial in 30 metastatic melanoma patients at University Hospital of Copenhagen, and we are conducting a Phase 3 clinical trial, the IOB-013/KN-D18 trial, combining IO102-IO103 with an pembrolizumab in first line advanced melanoma patients. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with pembrolizumab, nivolumab, or any other checkpoint inhibitor immunotherapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

Our success largely depends on the success of our limited number of product candidates. If any of these candidates fail in clinical trials or are not approved for commercialization, our ability to generate revenue and achieve profitability could be impacted.

We expect initially to focus on the development of our lead dual epitope IO102-IO103. We also expect to continue to develop our third product candidate, IO112. A key part of our strategy, however, is to continue to pursue clinical development of additional product candidates utilizing our T-win technology platform. Developing, obtaining marketing approval for, and commercializing any future product candidates will require substantial additional funding beyond the net proceeds of our IPO and will be subject to the risks of failure inherent in drug product development. We cannot assure you that we will be able to successfully advance any future product candidates through the development process.

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

Difficulty in enrolling patients could delay or prevent clinical trials of our current product candidates and any future product candidates. We may find it difficult to enroll patients in our ongoing clinical trials or any subsequent trials we may conduct and our receipt of necessary regulatory approvals could be delayed or prevented. For example, we have experienced longer than expected lead times in clinical trial site activation and patient enrollment in our clinical trials.

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

Our future profitability will depend, in part, on our ability to commercialize our product candidates, if approved, in markets in the United States, Europe, the UK, and other countries where we maintain commercialization rights. As we begin to commercialize our product candidates, if approved, in multiple markets, we are subject to additional risks and uncertainties, including:

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

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, the CMS, the federal agency responsible for administering the Medicare program, revises the reimbursement amounts paid to health care providers, including the Medicare Physician Fee Schedule and Hospital Outpatient Prospective Payment System, which may result in reduced Medicare payments.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of the product revenue to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or devote the necessary resources and attention to sell and market any future products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Regulatory approval by the FDA, European Commission (based on recommendations from the EMA) or comparable foreign regulatory authorities is limited to those specific indications and conditions for which approval has been granted, and we may be subject to substantial fines, criminal penalties, injunctions, or other enforcement actions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, or in a manner inconsistent with the approved labeling, resulting in damage to our reputation and business.

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA or comparable foreign regulatory and governmental authorities, Department of Justice, HHS Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA or comparable foreign regulatory authority approval for desired uses or indications for our current product candidates and any future product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, and must abide by the FDA or a comparable foreign regulatory or governmental authority’s strict requirements regarding the content of promotion and advertising.

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

In the United States, engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These FCA lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements pertaining to certain sales practices and promoting off-label uses. In addition, FCA lawsuits may expose manufacturers to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

Even if we obtain FDA or European Commission (based on recommendations from the EMA) approval any of our product candidates in the United States or EU, we may never obtain approval for or commercialize any of them in any other jurisdiction, which would limit our ability to realize their full market potential

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy.

Approval by the FDA in the United States or the European Commission (based on recommendations from the EMA) in the EU does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country.

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
•
collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
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

Site activation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis for our planned clinical trials may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct its planned clinical trials. If the global effort to control the spread of COVID-19 and treat COVID-19 patients continues for an extended period of time, we risk a delay in activating sites and enrolling subjects as previously projected. For example, we have experienced longer than expected lead times in clinical trial site activation and patient enrollment in our clinical trials. Any delays to our planned clinical trials for IO102-IO103 and any future clinical trials and increased cost associated with the conducting of our clinical trials could impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than it had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. On April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. In November 2021, the FDA provided an update to the May 2021 “Resiliency Roadmap for FDA Inspectional Oversight,” noting completion of “mission-critical” work over the previous year. In the update, the FDA noted that it “is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health impact.” Further, ongoing surges in COVID-19 case numbers, with the emergence of new variants and sub-variants, have contributed to interruptions in FDA’s surveillance capabilities. In light of high positivity rates and hospitalizations associated with COVID-19, the FDA made temporary changes in late 2021, including temporarily postponing certain inspection activities from December 29, 2021 to January 19, 2022. On February 2, 2022, the FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. We cannot predict whether and when the FDA will decide to pause or resume inspections due to the COVID-19 pandemic.

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

The UK formally exited the EU, commonly referred to as Brexit, on January 31, 2020. Under the terms of its departure, the UK entered a transition period (the Transition Period), during which it continued to follow all EU rules. The Transition Period ended on December 31, 2020. On December 30, 2020, the UK and EU signed the Trade and Cooperation Agreement (TCA), which includes an agreement on free trade between the two parties. The TCA does not contain wholesale mutual recognition of regulatory regimes for pharmaceuticals as was hoped. There is mutual recognition of cGMP inspections of manufacturing facilities but it does not include reciprocal arrangements for the recognition of batch testing certification, in order to avoid unnecessary re-testing on importation of products.

There is considerable uncertainty resulting from a lack of precedent and the complexity of the UK and the EU’s intertwined legal regimes as to how Brexit will impact the life sciences industry in Europe, including our company, including with respect to ongoing or future clinical trials. The impact will largely depend on the model and means by which the UK's relationship with the EU is governed post-Brexit and the extent to which the UK chooses to diverge from the EU regulatory framework.

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

Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from or delay us commercializing our product candidates in the UK and/or the European Economic Area (EEA) and restrict our ability to generate revenue and achieve and sustain profitability. In the short term, there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and EU customs agencies that may delay time-sensitive shipments and may negatively impact our product supply chain.

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

Our ability to compete in the highly competitive biopharmaceutical industry depends upon our ability to attract and retain highly qualified management, research and development, clinical, financial and business development personnel. We are highly dependent on our management, scientific and medical personnel, including Mai Britt Zocca, Ph.D., our Chief Executive Officer, Amy Sullivan, our Chief Financial Officer, Eva Ehrnrooth, M.D., Ph.D., our Chief Medical Officer, and Muhammad Al-Hajj, Ph.D., our Chief Scientific Officer. Our senior management may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our employees.

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

As of December 31, 2022 we had 42 full-time employees engaged in research and development activities. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Specifically, there are many companies that have commercialized or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies such as Amgen Inc. (Amgen), AstraZeneca plc (AstraZeneca) and its subsidiary, MedImmune, LLC (MedImmune), Bristol-Myers Squibb Company (BMS), Merck, Novartis AG (Novartis), Pfizer Inc. (Pfizer) and F. Hoffman-La Roche AG (Roche), and Roche's subsidiary Genentech, Inc. (Genentech). In melanoma specifically, the dominant market players are nivolumab, marketed by BMS and Ono Pharmaceutical Co., Ltd. (Ono), nivolumab & ipilimumab, marketed by BMS and Ono, and pembrolizumab, marketed by Merck. We are also aware of several companies testing their compounds in combination with nivolumab or pembrolizumab. Select programs in late stage development include lymphocyte activation gene-3 (LAG-3) assets from BMS (relatlimab) and modified interleukin-2 (IL-2) assets from Nektar Therapeutics bempegaldesleukin). In earlier stage development there are also BioNTech SE (BioNTech) with NEO-PV-01 and Karyopharm Therapeutics, Inc. (Karyopharm) with selinexor.

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

Additionally, tax authorities in the jurisdictions in which we operate may challenge our treatment of the Corporate Reorganization. No assets (either physical or intangible) were transferred from Denmark to the U.S. pursuant to the Corporate Reorganization, nor are any existing business functions or units operating from Denmark being transferred from IO Biotech ApS to IO Biotech, Inc. as part of the Corporate Reorganization to form part of our U.S. operations. Accordingly, we did not intend to treat the Corporate Reorganization as a deemed sale of all or part of our business by IO Biotech ApS to IO Biotech, Inc. If Danish tax authorities were to disagree with our position and treat the Corporate Reorganization or any of our activities thereafter as a deemed sale, in whole or in part, of intellectual property rights and/or other assets owned by IO Biotech ApS to IO Biotech, Inc., we could be subject to a Danish tax, the current rate of which is 22%, on the gain realized calculated as the difference between the fair market value and the tax value of the assets, at the time of the deemed sale of the assets from Denmark as determined by the Danish tax authorities.

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

Our total gross deferred tax assets as of December 31, 2022 were $35.6 million. Total gross deferred tax assets is comprised of $32.8 million, $2.2 million and $0.6 million relating to IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively. Our anticipated activities are also expected to result in future significant net operating losses in Denmark resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The company has provided a valuation allowance of $32.7 million, $1.7 million and $0.6 million on our net deferred tax assets in IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively, as of December 31, 2022. Based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Denmark and the U.S.. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

Moreover, our ability to use our net operating losses and other deferred tax assets to offset future taxable income in Denmark and the U.S. may be limited if we experience an ownership change. We may experience ownership changes in the future as a result of our IPO or subsequent shifts in our stock ownership, some of which are outside the Company’s control.

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

Because we hold directly or indirectly all of the shares of our foreign subsidiaries, including IO Biotech ApS, such subsidiaries are treated as controlled foreign corporations (CFC) for U.S. federal income tax purposes. For U.S. federal income tax purposes, IO Biotech, Inc. will therefore need to include in its taxable income each year its “global intangible low-taxed income” and IO Biotech ApS’s “subpart F income,” if any, even if no distributions are made.

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

Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Although we do not currently have any products on the market, our operations and current and future arrangements with investigators, healthcare professionals, customers and third-party payors, may be subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. See Part I, Item 1, “Government Regulations – Other Regulatory Matters – Other Healthcare Laws” for additional detail.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current product candidates and any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (1) changes to our manufacturing arrangements; (2) additions or modifications to product labeling; (3) the recall or discontinuation of our products; or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, and increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. See Part I, Item 1, “Government Regulation – Healthcare Reform” for additional detail on recent challenges to the ACA.

We expect that the ACA, new laws, and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved. We cannot predict the initiatives that may be adopted in the future. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

We are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business and personal information in connection with the conduct of our clinical trials and related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, including with respect to regulatory enforcement and private litigation, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission (FTC) Act), that govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH and regulations promulgated thereunder. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose, or are subject to an actual or alleged data breach regarding, individually identifiable health information in a manner that is not authorized or permitted by HIPAA.

In the EEA, we are subject to the EU GDPR, which took effect in May 2018. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), including clinical trial data, and grants individuals various data protection rights (e.g., the right to erasure of personal data). The EU GDPR imposes a number of obligations on companies, including inter alia: (1) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (2) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (3) obligations to implement appropriate technical and organizational measures to safeguard personal data and to report certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible); and (4) additional, more onerous requirements around the processing of special categories of personal data (including health data and genetic data). In addition, the EU GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. In July 2020, the Court of Justice of the EU (CJEU) in the Schrems II decision limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (SCCs), including a requirement for companies to carry out a transfer impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission subsequently issued new SCCs in June 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board and which are in turn relatively more onerous. At present, there are few, if any, viable alternatives to the SCCs. However, on October 7, 2022, the Biden administration introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework which will act as a successor to the invalidated EU-US Privacy Shield. On December 13, 2022, the European Commission also published its draft adequacy decision to reflect its view that the new Executive Order and Trans-Atlantic Data Privacy Framework, is able to meet the concerns raised in Schrems II. If the draft adequacy decision is approved and implemented, the agreement will facilitate the transatlantic flow of personal data and provide additional safeguards to data transfer mechanisms (including SCCs and Binding Corporate Rules) for companies transferring personal data from the EU to the US. However, before parties rely on the new framework, there are still legislative and regulatory steps that must be undertaken both in the US and in the EU. The EU GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of consolidated annual worldwide gross revenue), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR. The EU GDPR increases our responsibility and liability in relation to personal data that we process, and additional mechanisms put in place to address compliance with the EU GDPR must be kept under review as the legislative and regulatory landscape for data protection in the EU continues to evolve.

Relatedly, following Brexit, the EU GDPR has been implemented in the United Kingdom (as the UK GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but that process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. The UK Government has published its own form of SCCs, known as the International Data Transfer Agreement (the “IDTA”) and International Data Transfer Addendum (UK Addendum) to the EU SCCs. The UK Information Commissioner’s Office (the “ICO”) has also published its own version of the transfer impact assessment and recently revised guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. In terms of international data transfers between the UK and US, it is understood that the UK and the US are also negotiating an adequacy agreement.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act (the CCPA), which took effect on January 1, 2020, became enforceable by the California Attorney General on July 1, 2020, and was the first comprehensive state privacy law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (the CPRA), which further amended the CCPA, went into effect on January 1, 2023. The CCPA, as amended by the CPRA, imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Although the CCPA currently exempts certain health-related information, including clinical trial data, the CCPA (as amended by the CPRA) may increase our compliance costs and potential liability. Similar laws have been adopted in other states (for example Nevada, Virginia and Colorado) or proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, on March 2, 2021, the Nevada Privacy of Information Collected on the Internet from Consumers Act went into effect on October 1, 2021, the Virginia Consumer Data Protection Act went into effect on January 1, 2023, the Colorado Privacy Act goes into effect on July 1, 2023, the Connecticut Data Privacy Act goes into effect July 1, 2023, and the Utah Consumer Privacy Act goes into effect December 31, 2023.

The Federal Trade Commission (FTC) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information. For instance, the FTC has promulgated standards for fair information practices, which concern consumer notice, choice, security and access, and also require notice of certain health information breaches outside the HIPAA context. Privacy laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. Violating individuals’ privacy rights, publishing false or misleading information about security practices, or failing to take appropriate steps to keep individuals’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. Additionally, the FTC recently published an advance notice of proposed rulemaking on commercial surveillance and data security, and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive. Federal regulators, state attorneys general and plaintiffs’ attorneys have been and will likely continue to be active in this space, and if we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

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

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, as amended (the Hatch-Waxman Act), which permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. In Europe, our product candidates may be eligible for term extensions based on similar legislation. In either jurisdiction, however, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Even if we are granted such extension, the duration of such extension may be less than our request. If we are unable to obtain a patent term extension, or if the term of any such extension is less than our request, the period during which we can enforce our patent rights for that product will be in effect shortened and our competitors may obtain approval to market competing products sooner. The resulting reduction of years of revenue from applicable products could be substantial.

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

Risks Related to Our Common Stock

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
the size of our public float;
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

As of December 31, 2022, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 81.7% of our voting stock. Therefore, these stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of December 31, 2022, we had 28,815,267 shares of common stock outstanding. Substantially all of our outstanding shares of common stock are currently able to be sold freely in the public market, subject to certain restrictions that may apply to shares of our common stock held by our affiliates. The market price of our common stock could decline as a result of the sale of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

Delaware law and provisions in our amended and restated certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include:

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf under Delaware law; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (3) any action arising pursuant to any provision of the Delaware General Corporation Law (DGCL), our amended and restated certificate of incorporation or bylaws; (4) any other action asserting a claim that is governed by the internal affairs doctrine; or (5) any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) in all cases subject to the court having jurisdiction over indispensable parties named as defendants. These exclusive-forum provisions do not apply to claims under the Securities Act or the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Pursuant to our 2021 Equity Incentive Plan (the 2021 Plan), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants, which equity-based awards would also cause dilution to our stockholders. The number of shares of our common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, by an amount equal to the lesser of (1) 4% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (2) a lesser number of shares determined by our board of directors prior to the applicable January 1st. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

In addition, as an “emerging growth company” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, unless we later irrevocably elect not to avail ourselves of this exemption. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult. We will remain an emerging growth company until the earliest of (1) the end of the fiscal year following the fifth anniversary of our initial public offering; (2) the last day of the fiscal year during which our annual gross revenues are $1.235 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; and (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year.

We are also a “smaller reporting company meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements in our Annual Report on Form 10-K, and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible. We will remain a smaller reporting company until the last day of the fiscal year in which (i)

the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter and our annual revenues exceeds $100 million during such completed fiscal year, or (ii) the market value of our common stock held by non-affiliates exceeds $700 million, regardless of our annual revenue, as of the end of that year’s second fiscal quarter.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending December 31, 2022, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we were not required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements. For example, in connection with the audit of our financial statements for the years ended December 31, 2021 and 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. This material weakness was not previously remediated, and in connection with the preparation of our consolidated financial statements for the year ended December 31, 2021, the Company identified an error, which resulted in a restatement as disclosed in our Current Report on Form 8-K filed on December 17, 2021. For the year ended December 31, 2022, this material weakness has been remediated, but we could experience further difficulty with internal control over financing reporting in the future.

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

New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the TCJA enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) modified certain provisions of the TCJA. In addition, it is uncertain if and to what extent various states will conform to the TCJA or any newly enacted federal tax legislation. For example, the U.S. government recently enacted the IRA which, among other things, significantly changes the taxation of certain business entities, including by imposing a 1% excise tax on certain share buybacks, effective for tax years beginning in 2023. If and when applicable, it is possible that the 1% excise tax on share buybacks could result in an additional tax liability over the regular federal corporate tax liability in a given year. Any resulting tax liability could adverse impact our business, financial condition, results of operation, and liquidity. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the TCJA or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including as a result of recent developments in the U.S. banking sector as well as the consequences of the COVID-19 pandemic, leading to increased inflation, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic and bank-system stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our drug-candidate-development goals on schedule and on budget.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease a facility containing approximately 622 square meters of office space for our main office, which is located at COBIS, Ole Maaloes Vej 3, 2200 Copenhagen N, Denmark. The lease expires on December 31, 2027. We also lease lab space at COBIS, Ole Maaloes Vej 3, 2200 Copenhagen N, Denmark. The initial lease expires on December 31, 2022 and a new lease commences on January 1, 2023, which expires on December 31, 2027.

In the United States, we lease facilities in New York for office space, located at 430 East 29th Street, New York, New York, and a facility in Maryland for lab space, located at 5640 Fishers Lane, Suite C, Rockville, Maryland. The New York lease expires on February 28, 2027 and the Maryland lease expires on March 31, 2027.

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

Stockholders

As of March 9, 2023, we had 28,815,267 shares of common stock outstanding held by 12 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Equity Compensation Plans

The following table details information regarding our existing equity compensation as of December 31, 2022:

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options and Warrants (in thousands) (a)	Weighted Average Exercise Price of Outstanding Options and Warrants (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,920	$10.77	1,389
Total	3,920	$10.77	1,389

See "Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 12. Equity-Based Compensation" for additional information on compensation plans under which equity securities of the registrant are authorized for issuance.

Use of Proceeds

On November 9, 2021, we completed our IPO in which we issued and sold 8,222,500 shares of common stock, $0.001 par value per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-260301), which was filed with the SEC on October 15, 2021 and subsequently amended and declared effective on November 4, 2021, and the prospectus included therein, or the Prospectus. The underwriters of the IPO were Modrgan Stanley & Co. LLC, Jefferies LLC, Cowen and Company, LLC and Kempen & Co USA, Inc.

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

Overview

We are a clinical-stage biopharmaceutical company developing novel, immune-modulating cancer vaccines based on our T-win technology platform. Our product candidates are designed to induce the immune system to simultaneously target and disrupt multiple pathways that regulate tumor-induced immunosuppression. We believe this represents a paradigm shift in the management of cancer and that our product candidates have the potential to become cornerstones of the treatment regimens of multiple solid tumors. Our lead product candidate, IO102-IO103, is designed to target the immunosuppressive mechanisms mediated by key immunosuppressive proteins such as Indoleamine 2,3-dioxygenase (IDO) and programmed death ligand (PD-L1). In a single-arm Phase 1/2 clinical trial of 30 patients with metastatic melanoma with the primary objective of investigating safety and tolerability, the secondary objective of investigating immunogenicity, and the tertiary objective of investigating clinical efficacy, IO102-IO103, in combination with nivolumab, demonstrated an ability to induce meaningful tumor regression and establish durable antitumor response while achieving a manageable tolerability profile for patients. The clinical efficacy endpoints in this trial included OR, PFS and OS. In this trial, we observed a confirmed overall response rate ORR of 73% and a complete response rate CRR of 50%. Based on the results from this trial, IO102-IO103, in combination with pembrolizumab, was granted BTD by the FDA for treatment of unresectable/metastatic melanoma.

We enrolled the first patient in a potentially registrational Phase 3 trial for IO102-IO103 in combination with pembrolizumab as a potential first-line treatment in advanced melanoma, the IOB-013/KN-D18 trial, in May of 2022. We have made significant progress with the activation of clinical sites participating in the Phase 3 IOB-013/KN-D18 trial, ending February 2023 with nearly 100 active sites in the trial, compared to 55 at the end of October 2022. The IOB-013/KN-D18 trial has a target enrollment of 300 patients and is designed with an interim analysis of ORR one year after 75% of patients have been randomized and a final analysis of the primary endpoint of PFS for the full trial population. We expect to enroll 75% of patients in the trial by mid-2023 and to complete recruitment by the end of 2023. The trial design and discussions with FDA are aimed at potentially pursuing accelerated approval, if the trial data are favorable, based on the interim analysis of ORR, supported by other data. If the data are supportive, we also plan to file a MAA with the EMA based on the primary endpoint of PFS.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily by aggregate net proceeds of $288.7 million from the issuance of convertible preference shares, convertible notes, ordinary shares and, most recently, our IPO. On November 9, 2021, we completed an IPO of our common stock and issued and sold 8,222,500 shares of common stock at a public offering price of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $103.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $71.5 million and $67.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $177.7 million and $142.6 million in cash and cash equivalents.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $142.6 million as of December 31, 2022, will be sufficient to continue funding our development activities through the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

Coronavirus Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities, including clinical trial sites. We cannot predict the scope and severity of any further disruptions as a result of COVID-19 and continuing resource constraints or their impacts on CROs, us, clinical trial sites and others. Continuing resource constraints or business disruptions for us or any of the third parties with whom we engage, including the collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business could materially and negatively impact our ability to conduct our business in the manner and on the timelines presently planned. We are unable to determine the extent of the impact of the pandemic on our clinical trials, operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect our financial position and results of operations

Components of Operating Results

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
•
expenses incurred under agreements with third parties, including CROs that conduct research, preclinical activities and clinical trials on our behalf as well as CMOs that manufacture our product candidates for use in our preclinical and clinical trials and perform chemistry, manufacturing and control activities (CMC);
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

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. We generally have not tracked our research and development expenses on a program-by-program basis. Substantially all of our direct research and development expenses in the years ended December 31, 2022 and 2021 were on IO102-IO103 and consisted primarily of external costs, such as consultants, third-party contract organizations that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials.

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
•
acceptance by the FDA, regulatory authorities in Europe, or other regulatory agencies of the IND applications, clinical trial applications and/or other regulatory filings for IO102-IO103, our other current product candidates and any future product candidates;
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
•
Fair value adjustments on convertible notes: For the year ended December 31, 2021, we elected to account for our convertible notes at fair value, with corresponding adjustments to fair value accounted for as gains and losses in our statements of operations. The convertible notes were settled immediately prior to the consumption of our IPO in November 2021.
•
Interest expense: For the years ended December 31, 2022 and 2021, we incurred interest expense on account balances with banks and vendors.
•
Interest income: For the years ended December 31, 2022 and 2021, we recognized interest income on account balances invested in money market funds and on account balances with banks.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following sets forth our results of operations:

	Year Ended December 31,		Change
	2022	2021	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$46,986	$30,152	$16,834	55.8%
General and administrative	24,438	11,082	13,356	120.5%
Total operating expenses	71,424	41,234	30,190	73.2%
Loss from operations	(71,424)	(41,234)	(30,190)	73.2%
Other income (expense), net	1,239	(26,577)	27,816	(104.7)%
Net loss before income tax expense	$(70,185)	$(67,811)	$(2,374)	3.5%

Research and Development Expenses

Research and development expenses were comprised of:

	Year Ended December 31,		Change
	2022	2021	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$19,910	$14,658	$5,252	35.8%
Chemistry, manufacturing and control	9,354	6,462	2,892	44.8%
Personnel	15,101	7,403	7,698	104.0%
Consultants and other costs	2,621	1,629	992	60.9%
Total research and development expenses	$46,986	$30,152	$16,834	55.8%

Research and development expenses were $47.0 million for the year ended December 31, 2022, compared to $30.2 million for the year ended December 31, 2021. The increase of $16.8 million was primarily related to an increase in preclinical studies and clinical trial-related activities for our IO102-IO103 product candidate, including the continued execution of our Phase 3 clinical trial, of $5.3 million, an increase in personnel costs of $7.7 million primarily related to an increase in headcount and related recruiting costs and an increase in costs for chemistry, manufacturing and control, activities of $2.9 million.

General and Administrative Expenses

General and administrative expenses were comprised of:

	Year Ended December 31,		Change
	2022	2021	Amount	Percent
	(in thousands)
Personnel	$7,260	$2,956	$4,304	145.6%
Professional services	5,167	3,981	1,186	29.8%
Consultants and other costs	12,011	4,145	7,866	189.8%
Total general and administrative expenses	$24,438	$11,082	$13,356	120.5%

General and administrative expenses were $24.4 million for the year ended December 31, 2022, compared to $11.1 million for the year ended December 31, 2021. The increase of $13.4 million was primarily related to an increase in personnel costs of $4.3 million primarily related to an increase in headcount and related recruiting costs and an increase in consultants and other costs of $7.9 million primarily related to $2.9 million in insurance premiums, $2.3 million in consulting expense and $0.8 million in travel costs.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	Year Ended December 31,		Change
	2022	2021	Amount	Percent
	(in thousands)
Net foreign exchange (loss) gain	$130	$319	$(189)	(59.2)%
Interest income	1,411	—	1,411	100.0%
Interest expense	(302)	(361)	59	(16.3)%
Fair value adjustments on preferred stock tranche obligations	—	(26,535)	26,535	(100.0)%
Other income (expense), net	$1,239	$(26,577)	$27,816	(104.7)%

Other income (expense), net was $1.2 million for the year ended December 31, 2022 compared to ($26.6) million for the year ended December 31, 2021. The increase of $27.8 million was primarily due to the decrease in the fair value adjustments on the Company's preferred stock tranche obligations.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds of $288.7 million from the issuance of convertible preference shares, convertible notes, Class A ordinary shares and, most recently, our IPO. On November 9, 2021, we completed an IPO of our common stock and issued and sold 8,222,500 shares of common stock at a public offering price of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $103.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $71.5 million and $67.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $177.7 million and $142.6 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We currently expect that our cash and cash equivalents of $142.6 million as of December 31, 2022 will be sufficient to fund our operating expenses and capital requirements through the third quarter of 2024. However, additional funding will be necessary to fund our future clinical and pre-clinical activities. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(59,729)	$(40,646)
Net cash used in investing activities	(690)	(153)
Net cash provided by financing activities	—	252,951
Net (decrease) increase in cash and cash equivalents	$(60,419)	$212,152

Net Cash Used in Operating Activities

Cash used in operating activities of $59.7 million during the year ended December 31, 2022 was primarily attributable to our net loss of $71.5 million and a net increase of $4.2 million in our working capital accounts, partially offset by non-cash items of $7.5 million primarily due to equity-based compensation.

Cash used in operating activities of $40.6 million during the year ended December 31, 2021 was primarily attributable to our net loss of $67.9 million and a net increase of $0.8 million in our working capital accounts, partially offset by non-cash items of $28.0 million primarily due to fair value adjustments on our preferred stock tranche obligations.

Net Cash Used in Investing Activities

Cash used in investing activities of $0.7 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively, was related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

We had no cash provided by financing activities for the year ended December 31, 2022.

Cash provided by financing activities for the year ended December 31, 2021 was $253.0 million comprised of $103.3 million of aggregate net proceeds from the issuance of common stock in our IPO in November 2021 and $149.6 million of net proceeds from the sale and issuance of our Class C convertible preference shares in January, March and October 2021.

Funding Requirements

Any product candidates we may develop may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses; costs related to third-party clinical research, manufacturing and development services; costs relating to the build-out of our headquarters and our other offices, laboratories and manufacturing facility; license payments or milestone obligations that may arise; laboratory expenses and costs for related supplies; clinical costs; manufacturing costs; legal and other regulatory expenses; and general overhead costs.

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $142.6 million as of December 31, 2022 will be sufficient to continue funding our development activities through the third quarter of 2024. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, potentially including collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs.

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

Contractual Obligations and Commitments

In March 2021, we entered into a new lease for our office space in Copenhagen, Denmark that was amended in September 2022 and set to expire in December 2027. The lease for our office space in Copenhagen, Denmark is terminable upon six months' notice. In August 2021, we entered into a new lease for laboratory facilities and office space in Rockville, Maryland that expires in April 2027. In October 2021, we entered into a new lease for office space in New York, NY that expires in January 2027.

We enter into contracts in the ordinary course of business with third-party service providers for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice of 30 to 90 days, and therefore, we believe that our non-cancelable obligations under these agreements are not material and we cannot reasonably estimate whether they will occur. However, in the event of a termination of any contracts with CROs or other institutions and with respect to active patients enrolled in our clinical trials, we may be financially obligated for a period beyond the contractual termination notice periods.

We may also enter into additional research, manufacturing, supplier, lease and other agreements in the future, which may require up-front payments and even long-term commitments of cash.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations in conducting research and development activities. We evaluate the probability associated with each source and use of cash resources in making our going concern determination. The research and development of pharmaceutical products is inherently subject to uncertainty. We currently expect that our cash and cash equivalents of $142.6 million as of December 31, 2022 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued.

Research and Development Costs

We incur substantial expenses associated with clinical trials. Accounting for clinical trials relating to activities performed by CMO’s, CRO’s and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include costs associated with the conduct of sponsored research, preclinical studies, contract manufacturing activities and pass-through costs. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors in connection with clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the statements of operations. In estimating the duration of a clinical study, we evaluate the start-up treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial. Fluctuations are regularly tested against payment plans and trial completion assumptions.

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

Our expenses related to clinical trials are based on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions, CMOs and CROs that may be used to conduct and manage clinical trials, chemistry and testing and manufacturing services on our behalf. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

Equity-based Compensation

We issued stock-based compensation awards through the granting of warrants and stock options, which generally vest over a four-year period. We issued 1,211,155 options with a weighted average exercise price of $5.34 to certain employees, board members and advisors during the year ended December 31, 2022. We issued 2,306,478 warrants with a weighted average exercise price of $14.74 to certain employees, board members and advisors during the year ended December 31, 2021. These warrants, and all previously issued warrants, were transferred to the 2021 Equity Plan in November 2021. We also issued 675,200 options with an exercise price of $14.00 under our 2021 Equity Plan during the year ended December 31, 2021.

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

Based on the level of historical operating results and projections for the taxable income for the future, we have determined that it is more likely than not that our net deferred tax assets will not be realized. Accordingly, we have recorded a full valuation allowance to reduce our net deferred tax assets in IO Biotech ApS, IO Bio US, Inc and IO Biotech, Inc.

We recognize tax benefits from uncertain tax positions only if, based on the technical merits of the position, it is more likely than not that the tax positions will be sustained on examination by the tax authority. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits within the provision for taxes in our statements of operations and comprehensive loss.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our financial statements for the years ended December 31, 2022 and 2021 appearing elsewhere in this Annual Report on Form 10-K for a discussion of recently issued accounting standards.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Emerging Growth Company Status

As an EGC under the JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited financial statements in a registration statement for an IPO, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements.

We may remain classified as an EGC until December 31, 2026, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year before that time, or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

IO Biotech, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IO Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IO Biotech, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preference shares and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Copenhagen, Denmark

March 14, 2023

io biotech, inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$142,590	$211,531
Prepaid expenses and other current assets	5,629	10,207
Total current assets	148,219	221,738
Restricted cash	268	268
Property and equipment, net	741	155
Right of use lease asset	2,493	—
Other non-current assets	84	127
Total non-current assets	3,586	550
Total assets	$151,805	$222,288
Liabilities, convertible preference shares and stockholders’ equity
Current liabilities
Accounts payable	$4,004	$3,928
Lease liability - current	515	—
Accrued expenses and other current liabilities	6,157	6,377
Total current liabilities	10,676	10,305
Lease liability - noncurrent	2,275	—
Other long-term liabilities	—	59
Total non-current liabilities	2,275	59
Total liabilities	12,951	10,364
Commitments and contingencies (Note 9)
Convertible preference shares	—	—
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, par value of $0.001 per share; 300,000,000 shares authorized, 28,815,267 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	29	29
Additional paid-in capital	326,705	319,665
Accumulated deficit	(177,739)	(106,281)
Accumulated other comprehensive loss	(10,141)	(1,489)
Total stockholders’ equity	138,854	211,924
Total liabilities, convertible preference shares and stockholders’ equity	$151,805	$222,288

See accompanying notes to the consolidated financial statements.

io biotech, inc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses
Research and development	$46,986	$30,152
General and administrative	24,438	11,082
Total operating expenses	71,424	41,234
Loss from operations	(71,424)	(41,234)
Other income (expense)
Currency exchange gain, net	130	319
Interest income	1,411	—
Interest expense	(302)	(361)
Fair value adjustments on preference shares tranche obligations	—	(26,535)
Total other income (expense), net	1,239	(26,577)
Loss before income tax expense	(70,185)	(67,811)
Income tax expense	1,273	68
Net loss	(71,458)	(67,879)
Cumulative dividends on class B and C preference shares	—	(7,108)
Net loss attributable to common shareholders	(71,458)	(74,987)
Net loss per common share, basic and diluted	$(2.48)	$(17.30)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	28,815,267	4,335,629
Other comprehensive loss
Net loss	(71,458)	(67,879)
Foreign currency translation	(8,652)	(3,450)
Total comprehensive loss	$(80,110)	$(71,329)

See accompanying notes to the consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Convertible Preference Shares and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Class B Convertible Preference Shares		Class C Convertible Preference Shares		Common Stock		Class A Ordinary Shares		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance, January 1, 2021	584,583	37,906	—	—	—	—	177,200	28	1,110	1,961	(38,402)	(35,303)
Issuance of class C preference shares, net of issuance costs of $340 and adjusted for settlement of tranche obligation of $28,276 of which $25,908 is non-cash	—	—	1,194,864	175,509	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	354	—	—	—	—	—	—	—
Exchange of preferred and ordinary shares of IO Biotech ApS into common stock of IO Biotech, Inc.	(584,583)	(37,906)	(1,194,864)	(175,509)	20,592,413	21	(177,200)	(28)	213,422	—	—	213,415
Issuance of common stock in connection with initial public offering, net of issuance costs of $11,765	—	—	—	—	8,222,500	8	—	—	103,342	—	—	103,350
Equity-based compensation	—	—	—	—	—	—	—	—	1,791	—	—	1,791
Foreign currency translation	—	—	—	—	—	—	—	—	—	(3,450)	—	(3,450)
Net loss	—	—	—	—	—	—	—	—	—	—	(67,879)	(67,879)
Balance, December 31, 2021	—	$—	—	$—	28,815,267	$29	—	$—	$319,665	$(1,489)	$(106,281)	$211,924
Equity-based compensation	—	—	—	—	—	—	—	—	7,040	—	—	7,040
Foreign currency translation	—	—	—	—	—	—	—	—	—	(8,652)	—	(8,652)
Net loss	—	—	—	—	—	—	—	—	—	—	(71,458)	(71,458)
Balance, December 31, 2022	—	$—	—	$—	28,815,267	$29	—	$—	$326,705	$(10,141)	$(177,739)	$138,854

See accompanying notes to the consolidated financial statements.

io biotech, inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(71,458)	$(67,879)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	104	2
Equity-based compensation	7,040	1,791
Fair value adjustments preference shares tranche obligations	—	26,535
Amortization of right of use lease asset	436	—
Foreign currency gain	(130)	(319)
Provision for deferred tax	87	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	4,578	(8,090)
Other noncurrent assets	(44)	(25)
Accounts payable	77	3,406
Lease liability	(139)	—
Accrued expenses and other current liabilities	(280)	3,933
Net cash used in operating activities	(59,729)	(40,646)
Cash flows from investing activities
Purchase of property and equipment	(690)	(153)
Net cash used in investing activities	(690)	(153)
Cash flows from financing activities
Proceeds from issuance of preference shares	—	149,941
Preference share issuance costs	—	(340)
Proceeds from issuance of common stock	—	115,115
Common stock issuance costs	—	(11,765)
Net cash provided by financing activities	—	252,951
Net (decrease) increase in cash, cash equivalents and restricted cash	(60,419)	212,152
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,522)	(3,758)
Cash, cash equivalents and restricted cash, beginning of year	211,799	3,405
Cash, cash equivalents and restricted cash, end of year	$142,858	$211,799
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	142,590	211,531
Restricted cash	268	268
Total cash, cash equivalents, and restricted cash	$142,858	$211,799
Supplemental disclosures of non-cash financing activities:
Exchange of preferred and ordinary shares of IO Biotech ApS into common stock of IO Biotech, Inc. upon closing of initial public offering	$—	$213,443
Non-cash portion of settlement of preference shares tranche obligation	$—	$25,908

See accompanying notes to the consolidated financial statements.

io biotech, inc.

Notes to the Consolidated Financial Statements

1. Description of Business, Organization and Liquidity

Business

IO Biotech, Inc. is a clinical-stage biotechnology company dedicated to the identification and development of disruptive immune therapies for the treatment of cancer. As used in these financial statements, unless the context otherwise requires, references to the “Company”, “we,” “us,” and “our” refer to IO Biotech, Inc. and its subsidiaries. IO Biotech ApS was incorporated in Denmark in December 2014. We are developing novel, immune-modulating cancer vaccines based on our T-win technology platform.

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

On November 9, 2021, we amended and restated the certificate of incorporation of IO Biotech, Inc. to authorize 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. The shares of preferred stock are currently undesignated.

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

Liquidity Considerations and Going Concern Basis of Accounting

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

As of December 31, 2022, we had an accumulated deficit of $177.7 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $71.5 million and $67.9 million for the years ended December 31, 2022 and 2021, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $142.6 million as of December 31, 2022 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued. On this basis the financial statements are prepared on a going concern basis of accounting. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. We will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on acceptable terms, or at all, and we may not be able to enter into collaborations or other arrangements. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, even our ability to continue operations.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP, as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

Prior to the completion of our IPO, we approved a 3.544-for-1 stock split of our common stock. All share and per share amounts in the balance sheet and notes thereto have been retroactively adjusted for all periods presented to give effect to this split.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of its subsidiaries IO Biotech ApS, IO Bio US, Inc. and IO Biotech Limited. IO Bio US, Inc., a wholly owned subsidiary of IO Biotech ApS, was incorporated in Delaware in May 2021. IO Biotech Limited, a wholly owned subsidiary of IO Biotech ApS, was incorporated in the UK in August 2021. In November 2021, the Company engaged in a series of transactions, referred to collectively as the Corporate Reorganization. As a result of the Corporate Reorganization, IO Biotech ApS became a wholly-owned subsidiary of IO Biotech, Inc. and accordingly, our consolidated financial statements are those of IO Biotech, Inc. for the periods after the date of the Corporate Reorganization. IO Biotech, Inc. is a holding company formed in October 2021, which, prior to our IPO, had nominal assets and no liabilities, contingencies, or commitments, and which has not conducted any operations prior to our IPO other than acquiring the entire issued and outstanding stock of IO Biotech ApS. The Company, IO Biotech ApS, and the holders of all of the issued and outstanding equity interests of IO Biotech ApS have entered into a Share Contribution and Exchange Agreement, dated as of October 29, 2021, pursuant to which the Corporate Reorganization was effected. Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research organization accruals, the fair value of stock-based compensation awards, and valuation of the Company’s deferred tax assets. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Currency and Currency Translation

The financial statements are presented in U.S. dollars, our reporting currency. The functional currency of IO Biotech ApS and IO Biotech Limited is the Euro. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income and expense in the statements of operations. Assets and liabilities recorded in our Euro functional currency are translated into the U.S. dollar reporting currency at the exchange rate on the balance sheet date. Our expenses in the Euro functional currency are translated into the U.S. dollar reporting currency at the average exchange rate prevailing during the year. Resulting translation adjustments are recorded to other comprehensive income (loss) (OCI).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, which consist of money market accounts, are stated at fair value. As of December 31, 2022 and 2021 we had money market funds of $88.0 million and $101.6 million, respectively, which are included in cash and cash equivalents and reported at fair value (Note 3).

Concentrations of Credit Risk and Off-Balance Sheet Risk

We maintain our cash in bank deposit and checking accounts that at times exceed insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk, however, we are exposed to the potential loss of uninsured deposits should a financial institution we maintain our cash deposits with fail.

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

We monitor the availability of inputs that are significant to the measurement of fair value to assess the appropriate categorization of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, our policy is to recognize significant transfers between levels at the end of the reporting period. The significance of transfers between levels is evaluated based upon the nature of the financial instrument and size of the transfer relative to total net assets. As of December 31, 2022 and 2021, the Company only held Level 1 financial instruments, respectively.

Property and Equipment, net

Property and equipment consists of laboratory equipment, computer hardware and office furniture and are recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. The Company estimates useful life on an asset by asset basis, which generally consists of three years for computer hardware, five years for office furniture and five years for laboratory equipment.

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, recoverability is measured by comparison of the carrying amount of the assets to estimated future undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset exceeds its estimated future cash flows, then impairment expense is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2022 and 2021, no impairment expenses were recognized.

Research and Development Expenses

Research and development costs are expensed as incurred. The Company’s research and development expenses consist primarily of costs incurred for the development of its product candidates and include expenses incurred under agreements with contract manufacturing organizations, or CMOs, contract research organizations, or CROs, investigative sites and consultants to conduct clinical trials and preclinical and non-clinical studies, costs to acquire, develop and manufacture supplies for clinical trials and other studies, salaries and related costs, including equity-based compensation, depreciation and other allocated facility-related and overhead expenses and licensing fees and milestone payments incurred under product license agreements where no alternative future use exists.

We may obtain grants from public and private funds for our research and development projects. The grant income for a given period is recognized as a cost reimbursement and is typically based on the time and the costs that we have spent on the specific project during that period. During the years ended December 31, 2022 and 2021, we had active cost reimbursement grants with Innovation Fund Denmark. The grants provided partial reimbursement of employment-related costs related to two employees pursuant to Business Ph.D. and Business post-doctoral programs. For the years ended December 31, 2022 and 2021, research and development expenses in the statements of operations include $0.03 million and $0.1 million, respectively, of grant income cost reimbursement.

We have historically met the requirements to receive a tax credit in Denmark of up to 5.5 million Danish Kroner per year for losses resulting from research and development costs of up to 25.0 million Danish Kroner per year. The tax credit is reported as a reduction to research and development expense in the statements of operations. For the years ended December 31, 2022 and 2021, research and development expenses include refundable tax credits of $0.8 million, respectively.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”) to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, most leases are required to be recognized on the balance sheet as right-of-use (ROU) assets and lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. Prior to January 1, 2019, U.S. GAAP did not require lessees to recognize assets and liabilities related to operating leases on the balance sheet. The new standard establishes a right-of-use model that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement as well as the reduction of the right of use asset. The Company has adopted the standard effective January 1, 2022 and has chosen to use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2022. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow the Company to not reassess (1) whether existing or expired arrangements contain a lease; (2) the lease classification of existing or expired leases; or (3) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply (1) the practical expedient which allows us to not separate lease and non-lease components, for new leases entered into after adoption and (2) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company will utilize the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As of the ASC 842 effective date, the Company’s incremental borrowing rate was approximately 6.5% based on the remaining lease term of the applicable leases.

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

Convertible Preference Shares

We classified convertible preference shares outside of stockholders’ equity on our balance sheet as certain liquidation events are not strictly within our control. We recorded the issuance of convertible preference shares at the issuance price less related issuance costs.

Equity-Based Compensation

We account for stock options granted in accordance with ASC 718, Compensation-Stock Compensation. In accordance with ASC 718, compensation expense is measured at the estimated fair value of the stock options at grant date and is included as compensation expense over the vesting period during which an employee provides service in exchange for the award.

All share-based awards granted are measured based on the fair value on the date of the grant and compensation expense is recognized with respect to those awards over the requisite service period, which is generally the vesting period of the respective award. The Company reverses any previously recognized compensation cost associated with forfeited awards in the period the forfeiture occurs.

Equity-based compensation expense is classified in the Company’s consolidated statements of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes model. The following summarizes the inputs used:

Expected volatility: The Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies because we lack company-specific historical and implied volatility information due in part to the limited time in which we have operated as a publicly traded company. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price.

Expected term: The expected term of the Company’s stock options has been determined based on the expected time to liquidity. The Company uses the simplified method prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based

Payment, to calculate the expected term of options granted because we lack company-specific historical and implied expected term information due in part to the limited time in which we have operated as a publicly traded company.

Risk-free interest rate: The risk-free interest rate is based on the implied yield on a U.S. Treasury security at a constant maturity with a remaining term equal to the expected term of the option granted.

Dividends: Expected dividend yield is zero because the Company does not pay cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

Prior to the Company's IPO, valuations were updated when facts and circumstances indicated that the most recent valuation was no longer valid, including as a result of changes in the stage of development efforts, various exit strategies and their timing, and other scientific developments that could be related to the Company’s valuation, or, at a minimum, annually. Third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

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

We follow the provisions of ASC 740-10, Uncertainty in Income Taxes. We have not recognized a liability as a result of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption and we have not recognized interest expense or penalties as a result of ASC 740-10. If there were an unrecognized tax benefit, we would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

We have identified Denmark and the U.S. as our major tax jurisdictions.

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

Under the two-class method, basic net loss per share attributable to ordinary shareholders is computed by dividing the net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of ordinary shares and potential dilutive common share equivalents outstanding during the period if the effect is dilutive. Potentially dilutive securities include stock options to purchase common stock of the Company. In all periods presented, the Company’s outstanding stock options were excluded from the calculation of diluted net loss per share because their effects were anti-dilutive.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (CODM), in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is our chief executive officer. We have determined we operate in a single segment.

Other Comprehensive Income (Loss)

OCI is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our OCI includes currency translation from the Euro, the functional currency of IO Biotech ApS and IO Biotech Limited, to the U.S. Dollar, our reporting currency.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The guidance is effective for fiscal years beginning after December 15, 2022. The Company is assessing the potential impact of adopting ASU 2016-13 on our financial statements and financial statement disclosures and does not currently expect a material impact on our financial statements or financial statement disclosures upon adoption.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company has adopted the standard effective for fiscal year December 31, 2022. The adoption of the standard has not had a material impact on our financial statements or financial statement disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for us beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently assessing the impact adoption of ASU 2020-06 will have on our financial statements and disclosures.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our consolidated financial statements.

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

The Company classified its money market funds within Level 1 as the fair value of the funds are based on their quoted market prices in an active market.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$87,971	$87,971	$—	$—
Total assets measured at fair value	$87,971	$87,971	$—	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$101,561	$101,561	$—	$—
Total assets measured at fair value	$101,561	$101,561	$—	$—

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

The following table presents a roll-forward of the fair value of the convertible note and preference shares tranche obligations for which fair value is determined by Level 3 inputs (in thousands):

Preference Shares Tranche Obligations
Balance, December 31, 2020	—
Addition on issuance of Class C preference shares	2,425
Fair value adjustments	26,830
Currency exchange	(979)
Settlement of preference shares tranche obligation through issuance of preference shares	(28,276)
Balance, December 31, 2021	$—

Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Our convertible notes and preference shares tranche obligations, which were issued and settled during the year ended December 31, 2021, were classified within Level 3 of the fair value hierarchy because the fair value measurement was based, in part, on significant inputs not observed in the market. As of December 31, 2022 and 2021, the Company only held Level 1 financial instruments, respectively.

Our Class C Preference Shares Tranche Obligation was measured at fair value using a Black-Scholes option pricing valuation methodology. The fair value of Class C Preference Shares Tranche Obligation included inputs not observable in the market and thus represents a Level 3 measurement. The option pricing valuation methodology utilized required inputs based on certain subjective assumptions, including (1) expected stock price volatility; (2) calculation of an expected term; (3) a risk-free interest rate; and (4) expected dividends. The assumptions utilized to value the class C Preference Shares Tranche Obligation during 2021 were (1) expected stock price volatility of 73.7%; (2) remaining term of 0.3 years; (3) a risk-free interest rate of 0.05%; and (4) an expectation of no dividends.

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2022 and 2021.

4. License and Collaboration Agreements

Clinical Trial Collaboration and Supply Agreements with MSD International GmbH

In February 2018, we entered into a clinical collaboration with MSD International GmbH (MSDIG), to evaluate IO102 in combination with KEYTRUDA® (pembrolizumab) in first-line treatment of patients with metastatic non-small cell lung cancer. Under the terms of the collaboration with MSDIG, we will conduct an international Phase 1/2 study to evaluate a combination therapy of IO102 and KEYTRUDA®. We will sponsor the clinical trials and MSDIG will provide KEYTRUDA® to be used in the clinical trials free of charge. We and MSDIG will be responsible for our own internal costs and expenses to support the study and we shall bear all other costs associated with conducting the study, including costs of providing IO102 for use in the study. The rights to the data from the clinical trials will be shared by us and MSDIG and we will maintain global commercial rights to IO102.

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

In December 2021, we entered into a clinical collaboration with MSD to evaluate IO102-IO103 in combination with KEYTRUDA® in previously untreated patients with three different tumor types— metastatic NSCLC, SCCHN, and UBC. Under the terms of the collaboration with MSD, we will conduct an international Phase 2 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We will sponsor the clinical trials and MSD will provide KEYTRUDA® to be used in the clinical trials free of charge. We and MSD will be responsible for our own internal costs and expenses to support the study and we shall bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trials will be shared by us and MSD and we will maintain global commercial rights to IO102-IO103.

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

Agreements with Herlev Hospital

The Company has a number of existing agreements with the Herlev University Hospital in Denmark (Herlev) for scientific and other support of our ongoing development activities. In January 2021, the Company entered into an additional agreement with Herlev regarding the payment of specific services whereupon in addition to any consideration payable by the Company to Herlev pursuant to the existing agreements we were required to pay a fee to Herlev of DKK 5.0 million (approximately $0.8 million) in the event of an initial public offering or other liquidity event whereby all or substantially all of the value of the Company is realized in consideration for cash. The Company consummated its IPO in November 2021, resulting in this payment to Herlev becoming payable. Additionally, upon the completion of the IPO, the Company was obligated to make payments to Herlev in the aggregate amount of DKK 13.2 million, (which is approximately $2.1 million based on the exchange rate of DKK 6.54 to one U.S. Dollar on December 31, 2021). In total, the Company accrued for and expensed $2.9 million in consideration payable to Herlev Hospital in accordance with existing agreements. The $2.9 million was expensed to research and development expense for the year ended December 31, 2021 and was subsequently paid in February 2022.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid contract research and development costs	$1,695	$4,770
Insurance	1,716	3,197
Research and development tax credit receivable	792	841
Value-added tax refund receivable	741	1,250
Other	685	149
Total prepaid expenses and other current assets	$5,629	$10,207

6. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$544	$68
Computer hardware	79	35
Office furniture	233	64
Less: accumulated depreciation	(115)	(12)
Total Property and Equipment, net	$741	$155

For the years ended December 31, 2022 and 2021, the Company recognized $0.1 million and $0.0 million, respectively, of depreciation expense in the statements of operations.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued contract research and development costs	$1,936	$3,861
Professional fees	407	1,028
Employee compensation costs	1,863	1,027
Other liabilities	1,951	461
Total accrued expenses and other current liabilities	$6,157	$6,377

8. Leases

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption (Note 2). The Company had an immaterial cumulative-effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. The Company is party to three operating leases for laboratory and office space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of December 31, 2022, this exception applied to one operating lease for office and laboratory space in Denmark that expired on December 31, 2022 and another operating lease for office space in the UK that is payable month to month. Further, the Company has applied the guidance in ASC 842 to our corporate office and laboratory leases and has determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842 on January 1, 2022, we recognized an ROU lease asset of approximately $2.3 million with a corresponding lease liability of approximately $2.4 million based on the present value of the minimum rental payments of such leases. In accordance with ASC 842, the beginning balance of the ROU lease asset was reduced by the existing deferred rent liability at inception of approximately $0.1 million. In the consolidated balance sheet as of December 31, 2022, the Company has an ROU asset balance of $2.5 million and a current and non-current lease liability of $0.5 million and $2.3 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office leased in New York, New York, Rockville, Maryland and Copenhagen, Denmark.

The Company is party to an operating lease in Copenhagen, Denmark for office and laboratory space that commenced in March 2021 with the initial term set to expire in January 2025. Base rent for this initial lease was approximately $0.1 million annually. The Company amended its operating lease in Copenhagen, Denmark on September 1, 2022 with a new term set to expire in December 2027. The base rent for the amended lease is approximately $0.2 million annually. The Company is party to an operating lease in New York, New York for office and laboratory space that commenced in October 2021 with the initial term set to expire in January 2027. Base rent for this lease is approximately $0.2 million annually. The Company is party to an operating lease in Rockville, Maryland for office and laboratory space that commenced in December 2021 with the initial term set to expire in May 2027. Base rent for this lease is approximately $0.3 million annually. Rent expense for the years ended December 31, 2022 and 2021 was $0.8 million and $0.3 million, respectively.

Quantitative information regarding the Company’s leases for the year ended December 31, 2022 is as follows (in thousands):

Year ended
Lease Cost	December 31, 2022
Operating lease cost	$755
Operating cash flows paid for amounts included in the measurement of lease liabilities	$419
Operating lease liabilities arising from obtaining right‑of‑use assets	$2,600
Remaining lease term (years)	4.47
Weighted average discount rate	6.5%

Future lease payments (undiscounted) under noncancelable leases are as follows as of December 31, 2022 (in thousands):

Future Lease Payments	Amount
2023	$678
2024	711
2025	731
2026	751
2027	354
Thereafter	—
Total	$3,225

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
9. Commitments and Contingencies

From time to time, we may be party to litigation arising in the ordinary course of its business. We were not subject to any material legal proceedings during the years ended December 31, 2022 and 2021, and, to our knowledge, no material legal proceedings are currently pending or threatened.

Contractual Obligations and Commitments

We enter into contracts in the ordinary course of business with third-party service providers for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice of 30 to 90 days, and therefore, we believe that our non-cancelable obligations under these agreements are not material and we cannot reasonably estimate whether they will occur. However, in the event of a termination of any contracts with CROs or other institutions and with respect to active patients enrolled in our clinical trials, we may be financially obligated for a period beyond the contractual termination notice periods. We may also enter into additional research, manufacturing, supplier, lease and other agreements in the future, which may require up-front payments and even long-term commitments of cash..

Indemnification Agreements

We enter into certain types of contracts that contingently requires us to indemnify various parties against claims from third parties. These contracts primarily relate to procurement, service, consultancy or license agreements under which we may be required to indemnify vendors, service providers or licensees for certain claims, including claims that may be brought against them arising from our acts or omissions with respect to our products, technology, intellectual property or services. The Company, as permitted under Delaware law and in accordance with its amended and restated certification of incorporation and amended and restated bylaws and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, which the officer or director is or was serving at the Company’s request in such capacity.

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

10. Convertible Preference Shares

As of December 31, 2022 and 2021, we had no preference shares authorized, issued and outstanding.

Sales and Issuances of Preference Shares During the Years Ended December 31, 2022 and 2021

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

11. Stockholders' Equity

Common and Preferred Stock

In November 2021, we completed our IPO selling an aggregate of 8,222,500 shares of common stock at $14.00 per share, which included 1,072,500 shares that represented the full exercise of an option to purchase additional shares granted to the underwriters in connection with the IPO. The offering resulted in $103.3 million of net proceeds to us, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of our IPO, we filed an amended and restated certificate of incorporation, which authorized us to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. The shares of preferred stock are currently undesignated. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Company's board of directors (Board). No dividends have been declared or paid by us through December 31, 2022.

As of December 31, 2022 and 2021, the Company had 28,815,267 common shares outstanding, respectively.

12. Equity-Based Compensation

Employee Equity Plan

Prior to our IPO, we issued warrants to certain employees, board members and advisors (Pre-IPO Plan). Each vested warrant entitled the warrant holder to a single class A ordinary share. Holders of stock warrants were entitled to exercise the vested portion of the stock warrant. Stock warrants generally vest over a three-year period and expire five years from the vest date.

In November 2021, our Board adopted, and our stockholders approved, the 2021 Equity Incentive Plan (2021 Equity Plan), which became effective on November 4, 2021. The 2021 Equity Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan is equal to 2,465,150, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031, equal to the lesser of (1) 4% of the number of shares of common stock outstanding on the first day of such fiscal year or (2) such other amount determined by our Board. The 2,396,413 outstanding warrants granted under the Pre-IPO Plan were transferred to the 2021 Equity Plan and no further warrants were available to be issued under the Pre-IPO Plan. As of December 31, 2022, we had 1,389,248 options available for future grant under the 2021 Equity Plan.

The following table summarizes our stock options activity for the years ended December 31, 2022 and 2021:

	Number of Options and Warrants	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding December 31, 2020	89,935	$15.00	4.6	$—
Granted	2,981,678	$14.58	—	$—
Outstanding December 31, 2021	3,071,613	$13.12	8.5	$—
Granted	1,211,155	$5.34	—	$—
Cancelled or forfeited	(362,596)	$12.51	—	$—
Outstanding, December 31, 2022	3,920,172	$10.77	8.1	$—
Exercisable at December 31, 2022	993,841	$13.04	7.3	$—

2021 Employee Stock Purchase Plan

In November 2021, our board of directors adopted and our stockholders approved the 2021 Employee Stock Purchase Plan (2021 ESPP), which became effective on November 4, 2021. The number of shares of our common stock reserved for issuance under the 2021 ESPP is equal to 257,272, subject to an annual increase, to be added on the first day of each fiscal year, beginning January 1, 2023, equal to the lesser of (1) 1% of the number of shares of common stock outstanding on the first day of such fiscal year; (2) 257,272 shares of our common stock; or (3) such other amount determined by our board of directors. As of December 31, 2022, the Board had not yet approved any offering under the 2021 ESPP.

Equity-Based Compensation

In October 2021, our Board approved the amendment of all nonvested warrant awards issued in July and August 2021 with an exercise price of $19.62 per share to reduce the exercise price of such warrants to $12.64 per share. Warrants to purchase an aggregate of 670,849 shares of our Class A ordinary shares were modified. The vesting schedule of such awards was not modified. The modification resulted in a $0.6 million charge which will be recognized over the remaining vesting periods of each award averaging 3.75 years.

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

For the years ended December 31, 2022 and 2021, we recorded equity-based compensation expense of $7.0 million and $1.8 million, respectively, related to the issuance of stock options and warrants. As of December 31, 2022, there was $17.5 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 2.8 years.

The fair values of the options granted were estimated based on the Black-Scholes model, using the following assumptions:

	Year Ended December 31,
	2022	2021
Expected volatility	74.0% - 77.3%	72.9% - 82.6%
Risk-free interest rate	1.62% - 4.2%	0.79% - 1.45%
Expected term (in years)	5.5 - 6.0	5.5 - 9.0
Expected dividend yield	0%	0%

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	December 31,
	2022	2021
Research and development	$2,859	$600
General and administrative	4,181	1,191
Total equity-based compensation	$7,040	$1,791

13. Income Taxes

We are subject to U.S. federal, state and foreign corporate income taxes. Our loss before provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(1,885)	$206
Foreign	(68,300)	(68,017)
Total	$(70,185)	$(67,811)

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$1,059	$114
State	86	23
Foreign	52	18
	1,197	155
Deferred:
Federal	76	(72)
State	—	(15)
Foreign	—	—
	76	(87)
Total provision for income taxes	$1,273	$68

Reconciliation of Effective Tax Rate

Our effective tax rate for the years ended December 31, 2022 and 2021 is different from the statutory rate in the U.S. primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The reconciliation of the statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Income tax benefit at the statutory rate	21.0%	21.0%
Permanent differences	0.7	(6.5)
Difference in tax rate	1.0	1.0
R&D Deduction	4.0	—
Change in valuation allowance	(27.4)	(15.6)
Other	(1.1)	—
Total	(1.8)%	(0.1)%

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

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$31,338	$14,693
Equity-based compensation expense	1,828	345
Accrued compensation	21	88
ROU Lease Liability	618	—
Capitalized R&D	1,231	—
Other	529	73
Total deferred tax assets	$35,565	$15,199
Valuation allowance	(34,984)	(15,112)
Net deferred tax assets	$581	$87
ROU Lease Asset	567	—
Other Liabilities	14	—
Total deferred tax liabilities	581	—
Net deferred tax asset (liability)	$—	$87

In 2017, the U.S. enacted the Tax Cuts and Jobs Act (the 2017 Tax Act), which contained a provision that requires capitalization and amortization of research and development expenses for tax purposes starting in 2022. Previously, these expenses could be deducted in the year incurred. The implementation of this provision increased our deferred tax asset and valuation allowance by approximately $1.2 million in 2022.

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

When realization of a deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. We cannot be certain that future income in Denmark will be sufficient to realize the Company’s deferred tax assets. Accordingly, a full valuation allowance has been provided against our net deferred tax assets in Denmark. We have also provided a full valuation allowance against our net deferred tax assets in the U.S. for IO Bio US, Inc. The Company's valuation allowance increased by $19.9 million in 2022. The increase in 2022 is primarily the result of an increase in net operating loss carryforwards (NOL carryforwards) in Denmark.

Available Carryforward Tax Losses

As of December 31, 2022, we had NOL carryforwards of approximately $140.5 million that can be carried forward indefinitely according to Danish Tax Authority regulations.

Uncertain Tax Positions

We determine our uncertain tax positions based on whether and how much of a tax benefit taken by us in our tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities. We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by the Danish Tax Authority. As of December 31, 2022 and 2021, we have not recorded an uncertain tax position liability.

Tax filings in Denmark remain subject to examination by the Danish Tax Authority. As of December 31, 2022, tax years 2019 and forward were generally open to examination by the Danish Tax Authority.

Other Tax Matters

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense. The Company does not have any material unrecognized tax benefits which would affect the effective tax rate, if recognized. The Company does not have any unrecognized tax benefits which would reverse within the next twelve months.

The Company is eligible for the Danish enhanced research and development tax allowance, providing for an increase in the deductible value of the amount of certain R&D expenditures. For 2019, the deduction is set at 101.5%. Furthermore, the deduction for R&D expenditures is set at 130% for 2020 through 2022, 108% for 2023 through 2025, and 110% for 2026.

The tax allowance is reported as a reduction to research and development expense in the statements of operations. For the years ended December 31, 2022 and 2021, we applied for refundable tax credit of 25 million DKK for each year and a receivable was recorded for $0.8 million, respectively.

14. Net Loss Per Share

Basic and diluted net loss per ordinary share is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2022	2021
Net loss	$(71,458)	$(67,879)
Cumulative dividends on Class B and C preference shares	—	(7,108)
Net loss attributable to common shareholders	$(71,458)	$(74,987)
Net loss per common share, basic and diluted	$(2.48)	$(17.30)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	28,815,267	4,335,629

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per Class A ordinary share, as their effect is anti-dilutive:

	December 31,
	2022	2021
Convertible preference shares	—	—
Stock options to purchase common stock	3,920,172	3,071,613
Stock warrants to purchase Class A ordinary shares	—	—

15. Subsequent Events

We have evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure to the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2022 our Chief Executive Officer, Chief Financial Officers and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company previously disclosed a material weakness in internal control over financial reporting as of December 31, 2021 in Item 9A. of our Annual Report in Form 10-K for the year ended December 31, 2021 related to our financial statement close process, primarily related to the lack of required finance capacity, knowledge or expertise to perform the financial statement close in a timely and accurate manner or to account for certain complex areas of U.S. GAAP.

Remediated Material Weakness

Remediation of the previously identified material weakness and the strengthening of our internal control over financial reporting environment was a priority of the Company during 2022. These efforts included the hiring of a Chief Financial Officer in the fourth quarter of 2022, promotion of our VP of Finance to Chief Accounting Officer in the second quarter of 2022 and the hiring of four other qualified accounting and financial reporting personnel during the 2022 period. In addition, the Company implemented and tested the design and operating effectiveness of new and existing controls related to the previously identified material weakness, as follows:

•
The Company enhanced its financial close process by introducing additional layers of independent reviews by appropriately qualified individuals and improving the precision and timeliness of reviews applied to financial statement account balances, journal entries, and expense accruals, including tasks relevant to financial reporting that are initiated or executed by third-party service providers. Additionally, the Company enhanced the level of evidence of review required to be maintained to evidence the operation of controls.

•
In order to enhance the confirmation of the completeness and accuracy of the Company’s quarterly and annual SEC filings, including the Company’s quarterly and annual financial statements and corresponding disclosures, a process was instituted during 2022 whereby drafts of quarterly and annual financial statements and disclosures were distributed to both external SEC counsel and the executive management team for review of completeness and accuracy.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in Internal Control-Integrated Framework. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Other than the changes described above in "Remediated Material Weakness", there has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

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

10.19*	Letter Agreement, dated as of October 15, 2022, by and between IO Bio US, Inc. and Amy Sullivan.
21.1	List of subsidiaries (filed as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)
23.1*	Consent of EY Godkendt Revisionspartnerselskab, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

IO Biotech, Inc.

Date: March 14, 2023	By:	/s/ Mai-Britt Zocca
Mai-Britt Zocca, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Mai-Britt Zocca and Amy Sullivan, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to file with the Securities and Exchange Commission this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his or her substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mai-Britt Zocca	Chief Executive Officer and Director	March 14, 2023
Mai-Britt Zocca, Ph.D.	(Principal Executive Officer)

/s/ Amy Sullivan	Chief Financial Officer	March 14, 2023
Amy Sullivan	(Principal Financial Officer)

/s/ Brian Burkavage	Chief Accounting Officer	March 14, 2023
Brian Burkavage	(Principal Accounting Officer)

/s/ Peter Hirth, Ph.D.	Chairman of the Board	March 14, 2023
Peter Hirth, Ph.D.

/s/ Kathleen Sereda Glaub	Director	March 14, 2023
Kathleen Sereda Glaub

/s/ Christian Elling, Ph.D.	Director	March 14, 2023
Christian Elling, Ph.D.

/s/ Priyanka Belawat, Ph.D.	Director	March 14, 2023
Priyanka Belawat, Ph.D.

/s/ Jack B. Nielsen	Director	March 14, 2023
Jack B. Nielsen

/s/ Vanessa Malier	Director	March 14, 2023
Vanessa Malier

/s/ David V. Smith	Director	March 14, 2023
David Smith