Form 10-Q
period 2023-03-31
IO Biotech, Inc.
filed 2023-05-11
CIK 1865494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 8, 2023, the registrant had 28,815,267 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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

ii

•
our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue and treatment modalities that we develop;
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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A - “Risk Factors” and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited).

IO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$128,527	$142,590
Prepaid expenses and other current assets	3,739	5,629
Total current assets	132,266	148,219
Restricted cash	268	268
Property and equipment, net	842	741
Right of use lease asset	2,592	2,493
Other non-current assets	876	84
Total non-current assets	4,578	3,586
Total assets	$136,844	$151,805
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,260	$4,004
Lease liability - current	559	515
Accrued expenses and other current liabilities	5,538	6,157
Total current liabilities	10,357	10,676
Lease liability - non-current	2,272	2,275
Total non-current liabilities	2,272	2,275
Total liabilities	12,629	12,951
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, par value of $0.001 per share; 300,000,000 shares authorized, 28,815,267 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	29	29
Additional paid-in capital	328,593	326,705
Accumulated deficit	(194,783)	(177,739)
Accumulated other comprehensive loss	(9,624)	(10,141)
Total stockholders’ equity	124,215	138,854
Total liabilities and stockholders’ equity	$136,844	$151,805

See accompanying notes to the unaudited interim condensed consolidated financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$11,900	$10,306
General and administrative	6,024	6,704
Total operating expenses	17,924	17,010
Loss from operations	(17,924)	(17,010)
Other income (expense)
Currency exchange gain (loss), net	258	(20)
Interest income	1,028	15
Interest expense	—	(123)
Total other income (expense), net	1,286	(128)
Loss before income tax expense	(16,638)	(17,138)
Income tax expense	406	66
Net loss	(17,044)	(17,204)
Net loss attributable to common shareholders	(17,044)	(17,204)
Net loss per common share, basic and diluted	$(0.59)	$(0.60)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	28,815,267	28,815,267
Other comprehensive loss
Net loss	(17,044)	(17,204)
Foreign currency translation	517	(2,647)
Total comprehensive loss	(16,527)	(19,851)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2022	28,815,267	$29	$319,665	$(1,489)	$(106,281)	$211,924
Equity-based compensation	—	—	1,620	—	—	1,620
Foreign currency translation	—	—	—	(2,647)	—	(2,647)
Net loss	—	—	—	—	(17,204)	(17,204)
Balance, March 31, 2022	28,815,267	$29	$321,285	$(4,136)	$(123,485)	$193,693

Balance, January 1, 2023	28,815,267	$29	$326,705	$(10,141)	$(177,739)	$138,854
Equity-based compensation	—	—	1,888	—	—	1,888
Foreign currency translation	—	—	—	517	—	517
Net loss	—	—	—	—	(17,044)	(17,044)
Balance, March 31, 2023	28,815,267	$29	$328,593	$(9,624)	$(194,783)	$124,215

See accompanying notes to the unaudited interim condensed consolidated financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(17,044)	$(17,204)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	47	—
Equity-based compensation	1,888	1,620
Amortization of right of use lease asset	127	220
Foreign currency loss (gain)	(258)	20
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,890	(1,137)
Other non-current assets	(792)	(9)
Accounts payable	256	(1,841)
Lease liability	(185)	(75)
Accrued expenses and other current liabilities	(619)	(2,438)
Net cash used in operating activities	(14,690)	(20,844)
Cash flows from investing activities
Purchase of property and equipment	(148)	(116)
Net cash used in investing activities	(148)	(116)
Cash flows from financing activities
Net cash provided by financing activities	—	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,838)	(20,960)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	775	(2,667)
Cash, cash equivalents and restricted cash, beginning of period	142,858	211,799
Cash, cash equivalents and restricted cash, end of period	$128,795	$188,172
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	128,527	187,904
Restricted cash	268	268
Total cash, cash equivalents and restricted cash	$128,795	$188,172

See accompanying notes to the unaudited interim condensed consolidated financial statements.

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

Initial Public Offering (IPO)

In November 2021, we completed our IPO, selling an aggregate of 8,222,500 shares of common stock at a price to the public of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received net proceeds from the IPO, after deducting underwriting discounts and commissions and other offering costs of approximately $103.3 million.

Immediately prior to the consummation of the IPO, all outstanding shares of our Class A ordinary shares and Class B and Class C convertible preference shares were converted into 20,592,413 shares of common stock. Upon the closing of the IPO on November 9, 2021, a total of 28,815,267 shares of common stock were outstanding. Our common stock began trading on the Nasdaq Global Market on November 5, 2021 under the symbol “IOBT.”

On November 9, 2021, we amended and restated the certificate of incorporation of IO Biotech, Inc. to authorize 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. The shares of preferred stock are currently undesignated.

At-The-Market Equity Program

On February 15, 2023, we filed a new prospectus supplement with the SEC with respect to the offer and sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $19,500,000, establishing an at-the-market equity program. On February 15, 2023, we also entered into a Sales Agreement by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75,000,000 through which we may, from time to time, sell shares to Cowen and Company, LLC. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction.

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

As of March 31, 2023, we had an accumulated deficit of $194.8 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $17.0 million and $71.5 million for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $128.5 million as of March 31, 2023 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued. On this basis, the condensed consolidated financial statements are prepared on a going concern basis of accounting. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. We will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on acceptable terms, or at all, and we may not be able to enter into collaborations or other arrangements. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, even our ability to continue operations.

Coronavirus Pandemic

Although the World Health Organization has declared that COVID-19 no longer represents a global health emergency, the actual and perceived impact of COVID-19 and any effect on our business cannot be predicted. As a result, there can be no assurance that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic may negatively impact our business, financial condition and results of operations causing interruptions or delays in the Company’s programs and services.

2. Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s annual financial statements for the years ended December 31, 2022 and 2021 included in its annual report on Form 10-K filed with the Securities and Exchange Commission (the SEC), other than those described below.

Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), and pursuant to the rules and regulations of the SEC. In the Company’s opinion, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2022.

Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company has adopted the standard effective

January 1, 2023. The adoption of the standard has not had a material impact on our financial statements or financial statement disclosures.

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

3. Fair Value Measurements

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$86,781	$86,781	$—	$—
Total assets measured at fair value	$86,781	$86,781	$—	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$87,971	$87,971	$—	$—
Total assets measured at fair value	$87,971	$87,971	$—	$—

(1) Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

As of March 31, 2023 and December 31, 2022, the Company only held Level 1 financial instruments, respectively.

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2023 and year ended December 31, 2022.

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

In December 2021, we entered into a clinical collaboration with MSD to evaluate IO102-IO103 in combination with KEYTRUDA® in previously untreated patients with three different tumor types— metastatic non-small cell lung cancer (NSCLC), squamous cell carcinoma of the head and neck (SCCHN), and urothelial bladder cancer (UBC). Under the terms of the collaboration with MSD, we will conduct an international Phase 2 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We will sponsor the clinical trials and MSD will provide KEYTRUDA® to be used in the clinical trials free of charge. We and MSD will be responsible for our own internal costs and expenses to support the study and we shall bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trials will be shared by us and MSD and we will maintain global commercial rights to IO102-IO103.

In November 2022, we entered into a clinical collaboration with MSD to evaluate IO102-IO103 in combination with KEYTRUDA® as a neo-adjuvant/adjuvant therapy for patients with metastatic melanoma and SCCHN. Under the terms of the collaboration with MSD, we will conduct an international Phase 2 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We will sponsor the clinical trials and MSD will provide KEYTRUDA® to be used in the clinical trials free of charge. We and MSD will be responsible for our own internal costs and expenses to support the study and we shall bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trials will be shared by us and MSD and we will maintain global commercial rights to IO102-IO103.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid contract research and development costs	$508	$1,695
Insurance	1,217	1,716
Research and development tax credit receivable	802	792
Value-added tax refund receivable	206	741
Other	1,006	685
Total prepaid expenses and other current assets	$3,739	$5,629

6. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$672	$544
Computer hardware	95	79
Office furniture	237	233
Less: accumulated depreciation	(162)	(115)
Total Property and Equipment, net	$842	$741

For the three months ended March 31, 2023 and 2022, the Company recognized $0.05 million and $0.0 million, respectively, of depreciation expense in the statements of operations.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued contract research and development costs	$1,350	$1,936
Professional fees	975	407
Employee compensation costs	1,260	1,863
Other liabilities	1,953	1,951
Total accrued expenses and other current liabilities	$5,538	$6,157

8. Leases

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. The Company had an immaterial cumulative-effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. As of March 31, 2023, the Company is party to four operating leases for laboratory and office space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company elected to apply the short-term lease exception to all leases of one year or less. Further, the Company has applied the guidance in ASC 842 to our corporate office and laboratory leases and has determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842 on January 1, 2022, we recognized an ROU lease asset of approximately $2.3 million with a corresponding lease liability of approximately $2.4 million based on the present value of the minimum rental payments of such leases. In accordance with ASC 842, the beginning balance of the ROU lease asset was reduced by the existing deferred rent liability at inception of approximately $0.1 million. In the consolidated balance sheet as of March 31, 2023, the Company has a ROU asset balance of $2.6 million and a current and non-current lease liability of $0.6 million and $2.3 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office and laboratory space leased in New York, NY, Rockville, MD and Copenhagen, Denmark.

The Company is party to an operating lease in Copenhagen, Denmark for office space that commenced in March 2021 with the initial term set to expire in January 2025. Base rent for this initial lease was approximately $0.1 million annually. The Company amended its operating lease in Copenhagen, Denmark on September 1, 2022 with a new term set to expire in December 2027. The base rent for the amended lease is approximately $0.2 million annually. The Company is also party to an operating lease in Copenhagen, Denmark for laboratory space that commenced in January 2023 with the term set to expire in December 2027. The base rent for the lease is approximately $0.04 million annually. The Company is party to an operating lease in New York, New York for office space that commenced in October 2021 with the initial term set to expire in January 2027. Base rent for this lease is approximately $0.2 million annually. The Company is party to an operating lease in Rockville, Maryland for office and laboratory space that commenced in December 2021 with the initial term set to expire in May 2027. Base rent for this lease is approximately $0.3 million annually. Rent expense for the three months ended March 31, 2023 and 2022 was $0.2 million and $0.2 million, respectively.

Quantitative information regarding the Company’s leases for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended	Three Months Ended
Lease Cost	March 31, 2023	March 31, 2022
Operating lease cost	$206	$174
Operating cash flows paid for amounts included in the measurement of lease liabilities	$175	$97
Operating lease liabilities arising from obtaining right‑of‑use assets	$165	$2,411
Remaining lease term (years)	4.25	2.8-5.2
Weighted average discount rate	6.5%	6.5%

Future lease payments (undiscounted) under noncancelable leases are as follows at March 31, 2023 (in thousands):

Future Lease Payments	Amount
Remainder of 2023	$538
2024	752
2025	773
2026	795
2027	399
Thereafter	—
Total	$3,257

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

9. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the three months ended March 31, 2023 and year ended December 31, 2022, and, to our knowledge, no material legal proceedings are currently pending or threatened.

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

Indemnification Agreements

We enter into certain types of contracts that contingently requires us to indemnify various parties against claims from third parties. These contracts primarily relate to procurement, service, consultancy or license agreements under which we may be required to indemnify vendors, service providers or licensees for certain claims, including claims that may be brought against them arising from our acts or omissions with respect to our products, technology, intellectual property or services. The Company, as permitted under Delaware law and in accordance with its amended and restated certificate of incorporation and amended and restated bylaws and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, which the officer or director is or was serving at the Company’s request in such capacity. The Company intends to extend the indemnification provided to its officers under its amended and restated certificate of incorporation, subject to stockholder approval, in connection with its 2023 Annual Meeting.

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

10. Stockholders' Equity

Common and Preferred Stock

Upon the closing of our IPO in November 2021, we filed an amended and restated certificate of incorporation, which authorized us to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. The shares of preferred stock are currently undesignated. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Company's board of directors (Board). No dividends have been declared or paid by us through March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Company had 28,815,267 common shares outstanding, respectively.

11. Equity-Based Compensation

Employee Equity Plan

In November 2021, our Board adopted, and our stockholders approved, the 2021 Equity Incentive Plan (2021 Equity Plan), which became effective on November 4, 2021. The 2021 Equity Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan is equal to 2,465,150, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the first day of such fiscal year or (ii) such other amount determined by our Board. As of March 31, 2023, we had 1,394,005 options available for future grant under the 2021 Equity Plan.

The following table summarizes our stock options activity for the three months ended March 31, 2023 and year ended December 31, 2022:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2023	3,920,172	$10.77	8.1	$—
Granted	1,608,450	$2.08	—	$—
Cancelled or forfeited	(28,496)	$7.50	—	$—
Outstanding, March 31, 2023	5,500,126	$8.24	9.0	$—
Exercisable, March 31, 2023	1,217,974	$12.79	8.1	$—

2021 Employee Stock Purchase Plan

In November 2021, our Board adopted and our stockholders approved the 2021 Employee Stock Purchase Plan (2021 ESPP), which became effective on November 4, 2021. The number of shares of our common stock reserved for issuance under the 2021 ESPP is equal to 257,272, subject to an annual increase, to be added on the first day of each fiscal year, beginning January 1, 2023, equal to the lesser of (1) 1% of the number of shares of common stock outstanding on the first day of such fiscal year; (2) 257,272 shares of our common stock; or (3) such other amount as determined by our Board. As of March 31, 2023, the Board had not yet approved any offering under the 2021 ESPP.

Equity-Based Compensation

In October 2021, the Board approved the amendment of all nonvested warrant awards issued in July and August 2021 with an exercise price of $19.62 per share to reduce the exercise price of such warrants to $12.64 per share. Warrants to purchase an aggregate of 670,849 of our Class A ordinary shares were modified. The vesting schedule of such awards was not modified. The modification resulted in a $0.6 million charge which will be recognized over the remaining vesting periods of each award averaging 3.75 years.

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

For the three months ended March 31, 2023 and 2022, we recorded equity-based compensation expense of $1.9 million and $1.6 million, respectively, related to the issuance of stock options. As of March 31, 2023, there was $18.1 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 3.1 years.

The fair values of the options granted were estimated based on the Black-Scholes model, using the following assumptions:

March 31, 2023
Expected volatility	89.8% - 90.3%
Risk-free interest rate	3.5% - 4.0%
Expected term (in years)	6.1
Expected dividend yield	0%

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$704	$685
General and administrative	1,184	935
Total equity-based compensation	$1,888	$1,620

We did not recognize any tax benefits for stock-based compensation during the three months ended March 31, 2023 and 2022.

12. Income Taxes

We are subject to taxes for earnings generated in multiple jurisdictions, both inside and outside of the United States and our tax expense is primarily affected by unrecognized tax benefits in Denmark. We recorded a provision for income taxes of $0.4 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. We continue to maintain a full valuation allowance against all of our deferred tax assets in IO Biotech ApS, IO Bio US, Inc, a wholly-owned subsidiary of IO Biotech ApS, which was incorporated in Delaware in May 2021, and IO Biotech, Inc.

We have evaluated the positive and negative evidence involving our ability to realize our deferred tax assets. We have considered our history of cumulative net losses incurred since inception and our lack of any commercial products. We have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets in Denmark and for IO Bio US, Inc. We reevaluate the positive and negative evidence at each reporting period.

13. Net Loss Per Share

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(17,044)	$(17,204)
Net loss attributable to common shareholders	$(17,044)	$(17,204)
Net loss per common share, basic and diluted	$(0.59)	$(0.60)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	28,815,267	28,815,267

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	5,500,126	3,521,691

14. Subsequent Events

We have evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 14, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in our Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing novel, immune-modulating cancer vaccines based on our T-win technology platform. Our product candidates are designed to induce the immune system to simultaneously target and disrupt multiple pathways that regulate tumor-induced immunosuppression. We believe this represents a paradigm shift in the management of cancer and that our product candidates have the potential to become cornerstones of the treatment regimens of multiple solid tumors. Our lead product candidate, the IO102-IO103 cancer vaccine, is designed to target the immunosuppressive mechanisms mediated by key immunosuppressive proteins such as indoleamine 2,3-dioxygenase (IDO) and programmed death ligand (PD-L1). In a single-arm Phase 1/2 clinical trial of 30 patients with metastatic melanoma with the primary objective of investigating safety and tolerability, the secondary objective of investigating immune response, and the tertiary objective of investigating clinical efficacy, IO102-IO103, in combination with nivolumab, demonstrated an ability to induce meaningful tumor regression and establish durable antitumor response while achieving a manageable tolerability profile for patients. The clinical efficacy endpoints in this trial included objective response (OR), progression free survival (PFS) and overall survival (OS). In this trial, we observed a confirmed overall response rate (ORR) of 73% as per RECIST 1.1 and a complete response rate (CRR) of 50%. Based on the results from this trial, IO102-IO103, in combination with pembrolizumab, was granted BTD by the FDA for treatment of unresectable/metastatic melanoma.

We enrolled the first patient in a potentially registrational Phase 3 trial for IO102-IO103 in combination with pembrolizumab as a potential first-line treatment in advanced melanoma, the IOB-013/KN-D18 trial, in May of 2022. We continue to expect to enroll 225 patients by mid-2023 and fully enroll the trial by the end of 2023. The Phase 3 trial protocol calls for an interim analysis of overall response rate one year after 225 patients have been randomized; if these data are supportive, this interim analysis could allow for submission of a Biologics License Application (BLA) for accelerated approval in the US. The trial design and discussions with FDA are aimed at potentially pursuing accelerated approval, if the trial data are favorable, based on the interim analysis of ORR, supported by other data. If the data are supportive, we also plan to file a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) based on the primary endpoint of PFS.

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

On December 14, 2020, the FDA granted us BTD for the IO102-IO103 cancer vaccine in combination with pembrolizumab for the treatment of patients with unresectable or metastatic melanoma based on data from the Phase 1/2 clinical trial, MM1636. A BTD enables us to solicit more frequent and intensive guidance from the FDA as to how to conduct an efficient development program for IO102-IO103. The MM1636 trial was an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma receiving IO102-IO103 and nivolumab, an anti-PD-1 monoclonal antibody. In this trial, investigators initially observed an ORR of 80% (24 out of 30 patients); however, 2 of 24 patients in which a response was observed progressed before subsequent radiological confirmation, which resulted in a confirmed ORR of 73% based on RECIST 1.1. Of these 80% responders, 50% achieved a complete response (CR), or complete elimination of their tumors. While a total of five patients (17%) experienced a treatment-related high-grade adverse event (grade 3-5), and 17% discontinued treatment with both nivolumab and IO102-IO103, data from this trial suggests a manageable tolerability profile for patients. In addition, we have observed treatment-induced infiltration of CD3+/CD8+ T cells into the tumor site in responding patients and detected IO102 and/or IO103-specific T cells in tumors after treatment in correlative biomarker data where this was analyzed. Consistent with the earlier reported data, with an additional 15 months of patient follow-up, results from a new January 5, 2023 data cut for the MM1636 Phase 1/2 study of IO102-IO103 in combination with nivolumab for metastatic melanoma continue to be encouraging. As of that data cut-off, 30 PD-1 naïve patients were enrolled with a minimum follow-up time of 49.8 months. Median OS was not reached, median PFS was 25.5 months, and 50% of patients (15/30) achieved a CR, or complete disappearance of their tumors and the ORR was 80% (73% confirmed ORR per RECIST 1.1). Patients who were anti-PD-1 antibody refractory and enrolled in cohort B in this study had no response to therapy, which we believe shows that our vaccine works best in front-line metastatic melanoma patients, as we expected in this setting.

We are currently recruiting for a Phase 3 potentially registrational trial for IO102-IO103, the IOB-013/KN-D18 trial, in combination with pembrolizumab in anti PD-1/PD-L1 treatment naïve patients with unresectable or metastatic melanoma. While the MM1636 trial investigated IO102-IO103 in combination with nivolumab, we have made the commercial decision to investigate IO102-IO103 in combination with pembrolizumab in the Phase 3 trial. Nivolumab and pembrolizumab are both IgG4 subclass antibodies that target the PD-1 receptor. In a comparative data analysis by Moser (Annals of Oncology 2020), researchers found no difference between the effectiveness of frontline pembrolizumab and nivolumab in patients with advanced melanoma. The Phase 3 trial also includes a concurrent evaluation of the initial participants to allow for an assessment of safety (a safety run-in) for the combination of IO102-IO103 and pembrolizumab. The pembrolizumab for this trial is being supplied by Merck pursuant to a Clinical Trial Collaboration and Supply Agreement that we entered into in September 2021. The independent data monitoring committee for the IOB-013/KN-D18 trial convened its second meeting in May 2023 to review safety data from the first 22 patients and recommended that the trial continue without modifications.

We are also investigating the IO102-IO103 cancer vaccine in several other solid tumor indications. We are conducting a Phase 2 basket trial, the IOB-022 trial, which will enable us to investigate multiple first-line solid tumor indications treatment naïve patients for metastatic disease. This basket trial is designed to investigate the safety and efficacy of IO102-IO103 in combination with pembrolizumab in metastatic non-small cell lung cancer (NSCLC), adenocarcinoma histology, with PD-L1 TPS ≥ 50% (cohort A), recurrent and/or metastatic squamous cell carcinoma of the head and neck (SCCHN) with CPS ≥ 20 (cohort B), and metastatic urothelial bladder carcinoma (UBC) with CPS ≥ 10 (cohort C). We initiated the IOB-022 trial in April 2022 and as of April 12th, 2023, 30 patients are enrolled (22 in cohort A, 6 in cohort B and 2 in cohort C). We announced encouraging initial data from the first NSCLC patients enrolled in the study in January 2023. Of the 10 patients enrolled, 9 were efficacy evaluable per protocol having received at least two full cycles of treatment. Among the 9 evaluable patients, 4 patients had a partial response while 4 had stable disease; one patient had progressive disease. The safety profile observed to date in this study is consistent with prior clinical experience with IO102-IO103. We expect to report additional data from this study by the end of 2023.

In addition to first-line cancer indications, we also plan to investigate IO102-IO103 when used before or after curatively intended surgery as a neo-adjuvant/adjuvant therapy. In April 2023, the FDA cleared the Company’s Investigational New Drug Application (IND) for the evaluation of IO102-IO103 in the neo-adjuvant / adjuvant treatment of solid tumors. The Company plans to initiate a Phase 2 basket study evaluating the use of IO102-IO103 in combination with pembrolizumab in the neo-adjuvant/adjuvant setting in patients with melanoma and SCCHN. As with our targeted first-line cancer indications, we plan to conduct a Phase 2 basket trial, the IOB-032 trial, which will enable us to investigate IO102-IO103 in combination with pembrolizumab in multiple solid tumor indications in anti PD-1/PD-L1 naïve settings focused initially on melanoma and SCCHN. We expect to initiate this trial in the second half of 2023.

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

IO112 is our fully-owned, novel product candidate containing a single Arginase 1-derived peptide designed to engage and activate Arginase 1-specific human T cells. IO112 is designed to target T cells that recognize epitopes derived from Arginase 1, which is an immunoregulatory enzyme highly expressed in difficult-to-treat tumors associated with high levels of myeloid-derived suppressor cells (MDSCs) including colorectal, breast, prostate and pancreatic and ovarian cancers. Arginase overexpression is a well-documented tumor escape mechanism. IO112 is currently being tested in a single arm first-in-human Phase 1 trial in patients with arginase-positive solid tumors conducted in an investigator-initiated trial at the University of Copenhagen. We plan to be ready to file an IND for IO112 by the end of 2023.

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

Targeting TGFβ1 expressing cells in the TME via a vaccine approach presents a novel and attractive way to modulate the pathway and drive therapeutic benefit in cancer setting. We are developing and characterizing TGFβ1-selective peptide vaccines capable of inducing strong immune responses. Preliminary evidence in mouse models showed that treatment with a TGFβ1 vaccine drives CD4+ T cell infiltration in the TME and might promote in vivo targeted cell killing. Further experimental work to elucidate the cellular and molecular mechanisms of a TGFβ1 vaccine is ongoing to support further development of a TGFβ1 vaccine to modulate the TME for therapeutic benefit in a wide range of cancer indications.

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

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily by aggregate net proceeds of $288.7 million from the issuance of convertible preference shares, convertible notes, ordinary shares and, most recently, our IPO. On November 9, 2021, we completed an IPO of our common stock and issued and sold 8,222,500 shares of common stock at a public offering price of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $103.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $17.0 million for the three months ended March 31, 2023 and $71.5 million and $67.9 million for the years ended December 31, 2022 and December 31, 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $194.8 million and $128.5 million in cash and cash equivalents.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $128.5 million as of March 31, 2023, will be sufficient to continue funding our development activities through the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

Coronavirus Pandemic

Although the World Health Organization has declared that COVID-19 no longer represents a global health emergency, the actual and perceived impact of COVID-19 and any effect on our business cannot be predicted. As a result, there can be no assurance that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic may negatively impact our business, financial condition and results of operations causing interruptions or delays in the Company’s programs and services.

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
•
expenses incurred under agreements with third parties, including CROs that conduct research, preclinical activities and clinical trials on our behalf as well as CMOs that manufacture our product candidates for use in our preclinical and clinical trials and perform chemistry, manufacturing and control activities;
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
•
Interest expense: For the three months ended March 31, 2022, we incurred interest expense on account balances with banks and vendors. We did not incur interest expense for the three months ended March 31, 2023.
•
Interest income: For the three months ended March 31, 2023 and 2022, we recognized interest income on account balances invested in money market funds and on account balances with banks.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following sets forth our results of operations:

	For the Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$11,900	$10,306	$1,594	15.5%
General and administrative	6,024	6,704	(680)	(10.1)%
Total operating expenses	17,924	17,010	914	5.4%
Loss from operations	(17,924)	(17,010)	(914)	5.4%
Other income (expense)	1,286	(128)	1,414	(1,104.7)%
Loss before income tax expense	(16,638)	(17,138)	500	(2.9)%
Income tax expense	406	66	340	515.2%
Net loss	$(17,044)	$(17,204)	$160	(0.9)%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$5,346	$3,936	$1,410	35.8%
Chemistry, manufacturing and control	2,818	3,028	(210)	(6.9)%
Personnel	3,791	3,422	369	10.8%
Consultants and other costs	(55)	(80)	25	(31.3)%
Total research and development expenses	$11,900	$10,306	$1,594	15.5%

Research and development expenses were $11.9 million for the three months ended March 31, 2023, compared to $10.3 million for the three months ended March 31, 2022. The increase of $1.6 million was primarily related to an increase in preclinical studies and clinical trial-related activities for our IO102-IO103 product candidate, including the continued execution of our Phase 3 clinical trial, of $1.4 million, an increase in personnel costs of $0.4 million primarily related to an increase in headcount, which were offset by a decrease in costs for chemistry, manufacturing and control activities of $0.2 million. The three months ended March 31, 2023 and 2022 include a tax credit received from the Denmark tax authorities of approximately $0.8 million. This tax credit is for losses resulting from research and development expenses and is included in consultants and other costs.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	(in thousands)
Personnel	$2,655	$1,831	$824	45.0%
Professional services	1,509	1,786	(277)	(15.5)%
Consultants and other costs	1,860	3,087	(1,227)	(39.7)%
Total general and administrative expenses	$6,024	$6,704	$(680)	(10.1)%

General and administrative expenses were $6.0 million for the three months ended March 31, 2023, compared to $6.7 million for the three months ended March 31, 2022. The decrease of $0.7 million was primarily related to a decrease in professional services of $0.3 million primarily related to corporate legal fees, a decrease in consultants and other costs of $1.2 million primarily related to a decrease in consultant spend and insurance premiums, which was offset by an increase in personnel costs of $0.8 million primarily related to an increase in headcount.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	For the Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	(in thousands)
Currency exchange gain (loss), net	$258	$(20)	$278	(1390.0)%
Interest income	1,028	15	1,013	6753.3%
Interest expense	—	(123)	123	(100.0)%
Other income (expense), net	$1,286	$(128)	$1,414	(1,104.7)%

Other income (expense), net was $1.3 million for the three months ended March 31, 2023, compared to ($0.1) million for the three months ended March 31, 2022. The increase of $1.4 million was primarily due to the increase in interest income recognized on our money market fund.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds of $288.7 million from the issuance of convertible preference shares, convertible notes, class A ordinary shares and, most recently, our IPO. On November 9, 2021, we completed an IPO of our common stock and issued and sold 8,222,500 shares of common stock at a public offering price of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $103.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $17.0 million for the three months ended March 31, 2023 and $71.5 million and $67.9 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $194.8 million and $128.5 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

In addition, on February 15, 2023, we filed a new prospectus supplement with the SEC with respect to the offer and sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $19,500,000, establishing an at-the-market equity program. On February 15, 2023, we also entered into a Sales Agreement by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75,000,000 through which we may, from time to time, sell shares to Cowen and Company, LLC. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction.

We currently expect that our cash and cash equivalents of $128.5 million as of March 31, 2023, will be sufficient to fund our operating expenses and capital requirements through the third quarter of 2024. However, additional funding will be necessary to fund our future clinical and pre-clinical activities. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(14,690)	$(20,844)
Net cash used in investing activities	(148)	(116)
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	$(14,838)	$(20,960)

Net Cash Used in Operating Activities

Cash used in operating activities of $14.7 million for the three months ended March 31, 2023 was primarily attributable to our net loss of $17.0 million and a net decrease of $0.6 million in our working capital accounts, partially offset by non-cash items of $1.8 million primarily due to share-based compensation.

Cash used in operating activities of $20.8 million for the three months ended March 31, 2022 was primarily attributable to our net loss of $17.2 million and a net increase of $5.5 million in our working capital accounts, partially offset by non-cash items of $1.8 million primarily due to share-based compensation.

Net Cash Used in Investing Activities

Cash used in investing activities of $0.1 million for both the three months ended March 31, 2023 and 2022, respectively, was related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

We had no cash provided by financing activities for the three months ended March 31, 2023 and 2022.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $128.5 million as of March 31, 2023 will be sufficient to continue funding our development activities through the third quarter of 2024. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, potentially including collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs.

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
•
the impacts of the COVID-19 pandemic;
•
the number of, and development requirements for, other product candidates that we may pursue;
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

Contractual Obligations and Commitments

In March 2021, we entered into a new lease for our office space in Copenhagen, Denmark that was amended in September 2022 and set to expire in December 2027. The lease for our office space in Copenhagen, Denmark is terminable upon six months' notice. In January 2023, we entered into a new lease for laboratory space in Copenhagen, Denmark that expires in December 2027. In August 2021, we entered into a new lease for laboratory facilities and office space in Rockville, Maryland that expires in April 2027. In October 2021, we entered into a new lease for office space in New York, New York that expires in January 2027.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations in conducting research and development activities. We evaluate the probability associated with each source and use of cash resources in making our going concern determination. The research and development of pharmaceutical products is inherently subject to uncertainty. We currently expect that our cash and cash equivalents of $128.5 million as of March 31, 2023 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the condensed consolidated financial statements are issued.

Research and Development Costs

We incur substantial expenses associated with clinical trials. Accounting for clinical trials relating to activities performed by CMOs, CROs and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include costs associated with the conduct of sponsored research, preclinical studies, contract manufacturing activities and pass-through costs. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors in connection with clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the statements of operations. In estimating the duration of a clinical study, we evaluate the start-up treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial. Fluctuations are regularly tested against payment plans and trial completion assumptions.

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

Equity-based Compensation

We issued stock-based compensation awards through the granting of warrants and stock options, which generally vest over a four-year period. We issued 1,211,155 options with a weighted average exercise price of $5.34 to certain employees, board members and advisors during the year ended December 31, 2022. We also issued 1,608,450 options with an exercise price of $2.08 under our 2021 Equity Plan during the three months ended March 31, 2023.

We account for equity-based compensation in accordance with ASC 718, Compensation-Stock Compensation (718). In accordance with ASC 718, compensation cost is measured at estimated fair value and is included as compensation expense over the vesting period during which service is provided in exchange for the award. The Company reverses any previously recognized compensation cost associated with forfeited awards in the period of the forfeiture occurs.

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

Recently Adopted Significant Accounting Policies

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Emerging Growth Company Status

As an EGC under the JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Exchange Act and by the PCAOB, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company previously disclosed a material weakness in internal control over financial reporting as of December 31, 2021 in Item 9A. of our Annual Report on Form 10-K for the year ended December 31, 2021 related to our financial statement close process, primarily related to the lack of required finance capacity, knowledge or expertise to perform the financial statement close in a timely and accurate manner or to account for certain complex areas of U.S. GAAP. The material weakness was remediated effective December 31, 2022 through processes described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 14, 2023. There have been no material changes to the risk factors described in that report.

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

IO Biotech, Inc.

Date: May 11, 2023	By:	/s/ Mai-Britt Zocca
Mai-Britt Zocca, Ph.D.
Chief Executive Officer and Director
(Principal Executive)

Date: May 11, 2023	By:	/s/ Amy Sullivan
Amy Sullivan
Chief Financial Officer
(Principal Financial Officer)