Form 10-Q
period 2023-06-30
IO Biotech, Inc.
filed 2023-08-11
CIK 1865494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 10, 2023, the registrant had 65,880,914 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, Part II, Item 1A - “Risk Factors” in this Quarterly Report on Form 10-Q, and those described elsewhere in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

Trademarks

The Company has applied for various trademarks that we use in connection with the operation of its business. This Quarterly Report on Form 10-Q includes trademarks, service marks, and trade names owned by us or other companies. All trademarks, service marks, and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

iii

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited).

IO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$110,095	$142,590
Prepaid expenses and other current assets	2,941	5,629
Total current assets	113,036	148,219
Restricted cash	268	268
Property and equipment, net	826	741
Right of use lease asset	2,534	2,493
Other non-current assets	891	84
Total non-current assets	4,519	3,586
Total assets	$117,555	$151,805
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,464	$4,004
Lease liability - current	613	515
Accrued expenses and other current liabilities	5,799	6,157
Total current liabilities	10,876	10,676
Lease liability - non-current	2,159	2,275
Total non-current liabilities	2,159	2,275
Total liabilities	13,035	12,951
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value of $0.001 per share; 300,000,000 shares authorized, 28,815,267 shares issued and outstanding as of June 30, 2023 and December 31, 2022	29	29
Additional paid-in capital	330,217	326,705
Accumulated deficit	(215,961)	(177,739)
Accumulated other comprehensive loss	(9,765)	(10,141)
Total stockholders’ equity	104,520	138,854
Total liabilities and stockholders’ equity	$117,555	$151,805

See accompanying notes to the unaudited interim condensed consolidated financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$16,504	$12,226	$28,404	$22,531
General and administrative	5,348	5,935	11,372	12,639
Total operating expenses	21,852	18,161	39,776	35,170
Loss from operations	(21,852)	(18,161)	(39,776)	(35,170)
Other income (expense)
Currency exchange gain (loss), net	10	(286)	268	(305)
Interest income	1,196	158	2,224	173
Interest expense	—	(102)	—	(226)
Total other income (expense), net	1,206	(230)	2,492	(358)
Loss before income tax expense	(20,646)	(18,391)	(37,284)	(35,528)
Income tax expense	532	104	938	171
Net loss	(21,178)	(18,495)	(38,222)	(35,699)
Net loss attributable to common shareholders	(21,178)	(18,495)	(38,222)	(35,699)
Net loss per common share, basic and diluted	$(0.74)	$(0.64)	$(1.33)	$(1.24)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	28,815,267	28,815,267	28,815,267	28,815,267
Other comprehensive (loss) income
Net loss	$(21,178)	$(18,495)	$(38,222)	$(35,699)
Foreign currency translation	(141)	(4,379)	376	(7,026)
Total comprehensive loss	$(21,319)	$(22,874)	$(37,846)	$(42,725)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2022	28,815,267	$29	$319,665	$(1,489)	$(106,281)	$211,924
Equity-based compensation	—	—	2,978	—	—	2,978
Foreign currency translation	—	—	—	(7,026)	—	(7,026)
Net loss	—	—	—	—	(35,699)	(35,699)
Balance, June 30, 2022	28,815,267	$29	$322,643	$(8,515)	$(141,980)	$172,177

Balance, January 1, 2023	28,815,267	$29	$326,705	$(10,141)	$(177,739)	$138,854
Equity-based compensation	—	—	3,512	—	—	3,512
Foreign currency translation	—	—	—	376	—	376
Net loss	—	—	—	—	(38,222)	(38,222)
Balance, June 30, 2023	28,815,267	$29	$330,217	$(9,765)	$(215,961)	$104,520

See accompanying notes to the unaudited interim condensed consolidated financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(38,222)	$(35,699)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	102	19
Equity-based compensation	3,512	2,978
Amortization of right of use lease asset	259	212
Foreign currency (gain) loss	(268)	305
Changes in operating assets and liabilities
Prepaid expenses and other current assets	2,689	1,368
Other non-current assets	(806)	(782)
Accounts payable	460	613
Lease liability	(319)	(20)
Accrued expenses and other current liabilities	(359)	(2,849)
Net cash used in operating activities	(32,952)	(33,855)
Cash flows from investing activities
Purchase of property and equipment	(187)	(223)
Net cash used in investing activities	(187)	(223)
Cash flows from financing activities
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	(33,139)	(34,078)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	644	(7,331)
Cash, cash equivalents and restricted cash, beginning of period	142,858	211,799
Cash, cash equivalents and restricted cash, end of period	$110,363	$170,390
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$110,095	$170,122
Restricted cash	268	268
Total cash, cash equivalents and restricted cash	$110,363	$170,390

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Business, Organization and Liquidity

Business

IO Biotech, Inc. is a clinical-stage biotechnology company dedicated to the identification and development of disruptive immune therapies for the treatment of cancer. We are developing novel, immune-modulating cancer vaccines based on our T-win technology platform. As used in these financial statements, unless the context otherwise requires, references to the “Company,” “we,” “us,” and “our” refer to IO Biotech, Inc. and its subsidiaries.

Corporate Reorganization

IO Biotech ApS was incorporated in Denmark in December 2014. In November 2021, we completed a corporate reorganization whereby IO Biotech ApS became a wholly-owned subsidiary of the Company. In connection with the corporate reorganization, each issued and outstanding Class A ordinary share ($0.16 par value) was exchanged on a one-for-one basis into shares of common stock of the Company ($0.001 par value). Each Class B and Class C preference share of IO Biotech ApS was exchanged on a one-for-one basis into shares of Class B and Class C preferred stock of the Company.

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

Immediately prior to the consummation of the IPO, all outstanding shares of our Class A ordinary shares and Class B and Class C convertible preference shares were converted into 20,592,413 shares of common stock. Upon the closing of the IPO on November 9, 2021, a total of 28,815,267 shares of common stock were issued and outstanding. Our common stock began trading on the Nasdaq Global Market on November 5, 2021 under the symbol “IOBT.”

On November 9, 2021, we amended and restated the certificate of incorporation of IO Biotech, Inc. to authorize the issuance of 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. The shares of preferred stock are currently undesignated.

At-The-Market Equity Program

On February 15, 2023, we filed a new prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) with respect to the offer and sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $19,500,000, establishing an at-the-market equity program. On February 15, 2023, we also entered into a Sales Agreement by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75,000,000 through which we may, from time to time, sell shares to Cowen and Company, LLC. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. No shares were sold to Cowen and Company, LLC under the Company's Registration Statement on Form S-3 during the period ended June 30, 2023.

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

Liquidity Considerations and Going Concern Basis of Accounting

Since inception, we have devoted substantially all of our efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital. We have financed our operations primarily through the issuance of convertible preference shares, convertible notes and our IPO. In addition, on August 7, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which we raised an additional $75.1 million in gross proceeds through a private placement transaction (the “Private Placement”), before deducting offering expenses. The offering closed on August 9, 2023.

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

As of June 30, 2023, we had an accumulated deficit of $216.0 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $38.2 million and $71.5 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $110.1 million as of June 30, 2023 and the gross proceeds of $75.1 million from the Private Placement will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued. On this basis, the condensed consolidated financial statements are prepared on a going concern basis of accounting. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. We will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on acceptable terms, or at all, and we may not be able to enter into collaborations or other arrangements. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, even our ability to continue operations.

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

2. Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies disclosed in Note 2 to the Company’s annual financial statements for the years ended December 31, 2022 and 2021 included in its Annual Report on Form 10-K filed with the SEC, other than those described below.

Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"), and pursuant to the rules and regulations of the SEC. In the Company’s opinion, the information furnished herein reflects all adjustments, all of which are of a normal and recurring nature and necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2022.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company has adopted the standard effective January 1, 2023. The adoption of the standard has not had a material impact on our financial statements or financial statement disclosures.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (i) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for us beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently assessing the impact adoption of ASU 2020-06 will have on our financial statements and disclosures.

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

3. Fair Value Measurements

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$81,704	$81,704	$—	$—
Total assets measured at fair value	$81,704	$81,704	$—	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$87,971	$87,971	$—	$—
Total assets measured at fair value	$87,971	$87,971	$—	$—

(1) Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying condensed consolidated balance sheets and are recognized at fair value.

As of June 30, 2023 and December 31, 2022, the Company only held Level 1 financial instruments, respectively.

There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2023 and the year ended December 31, 2022.

4. License and Collaboration Agreements

In February 2018, we entered into a clinical collaboration with MSD International GmbH (MSDIG) to evaluate IO102 in combination with KEYTRUDA® (pembrolizumab) in first-line treatment of patients with metastatic non-small cell lung cancer. Under the terms of the collaboration with MSDIG, we will conduct an international Phase 1/2 study to evaluate a combination therapy of IO102 and KEYTRUDA®. We will sponsor the clinical trials and MSDIG will provide KEYTRUDA® to be used in the clinical trials free of charge. We and MSDIG will be responsible for our own internal costs and expenses to support the study and we shall bear all other costs associated with conducting the study, including costs of providing IO102 for use in the study. The rights to the data from the clinical trials will be shared by us and MSDIG and we will maintain global commercial rights to IO102.

In September 2021, we entered into a clinical collaboration with MSDIG and MSD International Business GmbH (MSDIB), another affiliate of Merck (collectively, “MSD”) to evaluate IO102-IO103 in combination with KEYTRUDA® versus KEYTRUDA® alone in treatment of patients with metastatic (advanced) melanoma. Under the terms of the collaboration with MSD, we will conduct an international Phase 3 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We will sponsor the clinical trials and MSD will provide KEYTRUDA® to be used in the clinical trials free of charge. We and MSD will be responsible for our own internal costs and expenses to support the study and we shall bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trials will be shared by us and MSD and we will maintain global commercial rights to IO102-IO103.

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid contract research and development costs	$232	$1,695
Insurance	697	1,716
Research and development tax credit receivable	800	792
Value-added tax refund receivable	398	741
Other	814	685
Total prepaid expenses and other current assets	$2,941	$5,629

6. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory equipment	$711	$544
Computer hardware	96	79
Office furniture	236	233
Less: accumulated depreciation	(217)	(115)
Total property and equipment, net	$826	$741

For the three months ended June 30, 2023 and 2022, the Company recognized $0.1 million and $0.0 million, respectively, of depreciation expense in the condensed consolidated statements of operations. For the six months ended June 30, 2023 and 2022, the Company recognized $0.1 million and $0.02 million, respectively, of depreciation expense in the condensed consolidated statements of operations.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued contract research and development costs	$2,296	$1,936
Professional fees	643	407
Employee compensation costs	1,894	1,863
Other liabilities	966	1,951
Total accrued expenses and other current liabilities	$5,799	$6,157

8. Leases

On January 1, 2022, the Company adopted Accounting Standards Codification (“ASC”) 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. The Company had an immaterial cumulative-effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. As of June 30, 2023, the Company is party to five operating leases for laboratory and office space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company elected to apply the short-term lease exception to all leases of one year or less. Further, the Company has applied the guidance in ASC 842 to our corporate office and laboratory leases and has determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842 on January 1, 2022, we recognized a Right-of-Use (“ROU”) lease asset of approximately $2.3 million with a corresponding lease liability of approximately $2.4 million based on the present value of the minimum rental payments of such leases. In accordance with ASC 842, the beginning balance of the ROU lease asset was reduced by the existing deferred rent liability at inception of approximately $0.1 million. In the condensed consolidated balance sheet as of June 30, 2023, the Company has an ROU asset balance of $2.5 million and a current and non-current lease liability of $0.6 million and $2.2 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office and laboratory space leased in New York, NY, Rockville, MD and Copenhagen, Denmark.

The Company is party to an operating lease in Copenhagen, Denmark for office space that commenced in March 2021 with the initial term set to expire in January 2025. Base rent for this initial lease was approximately $0.1 million annually. The Company amended its operating lease in Copenhagen, Denmark on September 1, 2022 with a new term set to expire in December 2027. The base rent for the amended lease is approximately $0.2 million annually. The Company is also party to an operating lease in Copenhagen, Denmark for laboratory space that commenced in January 2023 with the term set to expire in December 2027. The base rent for the lease is approximately $0.04 million annually. The Company is party to an operating lease in New York, New York for office space that commenced in October 2021 with the initial term set to expire in January 2027. Base rent for this lease is approximately $0.2 million annually. The Company is party to an operating lease in Rockville, Maryland for office and laboratory space that commenced in December 2021 with the initial term set to expire in May 2027. Base rent for this lease is approximately $0.3 million annually. The Company is party to an immaterial operating lease in Newport, United Kingdom that commenced in June 2023. Rent expense for the three months ended June 30, 2023 and 2022 was $0.2 million and $0.2 million, respectively. Rent expense for the six months ended June 30, 2023 and 2022 was $0.4 million and $0.3 million, respectively.

Quantitative information regarding the Company’s leases for the six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Six Months Ended	Six Months Ended
Lease Cost	June 30, 2023	June 30, 2022
Operating lease cost	$351	$348
Operating cash flows paid for amounts included in the measurement of lease liabilities	$353	$192
Operating lease liabilities arising from obtaining right‑of‑use assets	$235	$2,411
Remaining lease term (years)	3.95	2.6 - 4.9
Weighted average discount rate	6.3%	6.5%

Future lease payments (undiscounted) under noncancelable leases are as follows at June 30, 2023 (in thousands):

Future Lease Payments	Amount
Remainder of 2023	$378
2024	789
2025	788
2026	794
2027	399
Thereafter	—
Total	$3,148

The Company’s leases do not provide an implicit rate. Therefore, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2022 for operating leases that commenced prior to that date, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

9. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the six months ended June 30, 2023 and the year ended December 31, 2022, and, to our knowledge, no material legal proceedings are currently pending or threatened.

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

Indemnification Agreements

We enter into certain types of contracts that contingently requires us to indemnify various parties against claims from third parties. These contracts primarily relate to procurement, service, consultancy or license agreements under which we may be required to indemnify vendors, service providers or licensees for certain claims, including claims that may be brought against them arising from our acts or omissions with respect to our products, technology, intellectual property or services. The Company, as permitted under Delaware law and in accordance with its amended and restated certificate of incorporation and amended and restated bylaws and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, which the officer or director is or was serving at the Company’s request in such capacity. At the 2023 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to, and the Company subsequently amended, its amended and restated certificate of incorporation to extend the indemnification of officers pursuant to recent amendments to the General Corporation Law of the State of Delaware.

From time to time, we may receive indemnification claims under existing contracts in the normal course of business. In the event that one or more of these matters were to result in a claim against us, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on our future business, operating results or financial condition. It is not possible to estimate the maximum amount potentially payable under these contracts since we have no history of prior indemnification claims and the unique facts and circumstances involved in each particular claim will be determinative.

10. Stockholders' Equity

Common and Preferred Stock

Upon the closing of our IPO in November 2021, we filed an amended and restated certificate of incorporation, which authorized us to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. The shares of preferred stock are currently undesignated. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Company's board of directors (Board). No dividends have been declared or paid by us through June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Company had 28,815,267 common shares outstanding, respectively.

11. Equity-Based Compensation

2021 Equity Incentive Plan

In November 2021, our Board adopted, and our stockholders approved, the 2021 Equity Incentive Plan (“2021 Equity Plan”), which became effective on November 4, 2021. The 2021 Equity Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan is equal to 2,465,150, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the first day of such fiscal year or (ii) such other amount determined by our Board. As of June 30, 2023, we had 768,944 shares available for future grant under the 2021 Equity Plan.

The following table summarizes our stock options activity for the six months ended June 30, 2023:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2023	3,920,172	$10.77	8.1	$—
Granted	1,996,365	$2.07	—	$—
Cancelled or forfeited	(446,268)	$7.50	—	$—
Outstanding, June 30, 2023	5,470,269	$7.87	8.6	$—
Exercisable, June 30, 2023	1,528,972	$12.02	7.3	$—

2021 Employee Stock Purchase Plan

In November 2021, our Board adopted and our stockholders approved the 2021 Employee Stock Purchase Plan (2021 ESPP), which became effective on November 4, 2021. The number of shares of our common stock reserved for issuance under the 2021 ESPP is equal to 257,272, subject to an annual increase, to be added on the first day of each fiscal year, beginning January 1, 2023, equal to the lesser of (1) 1% of the number of shares of common stock outstanding on the first day of such fiscal year; (2) 257,272 shares of our common stock; or (3) such other amount as determined by our Board. As of June 30, 2023, the Board had not yet approved any offering under the 2021 ESPP.

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

For the three months ended June 30, 2023 and 2022, we recorded equity-based compensation expense of $1.6 million and $1.4 million, respectively, related to the issuance of stock options. For the six months ended June 30, 2023 and 2022, we recorded equity-based compensation expense of $3.5 million and $3.0 million, respectively, related to the issuance of stock options. As of June 30, 2023, there was $15.1 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 2.8 years.

The fair values of the options granted during the period ended June 30, 2023 were estimated based on the Black-Scholes model, using the following assumptions:

June 30, 2023
Expected volatility	89.8% - 102.2%
Risk-free interest rate	3.5% - 4.0%
Expected term (in years)	6.1
Expected dividend yield	0%

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$886	$538	$1,590	$1,223
General and administrative	738	820	1,922	1,755
Total equity-based compensation	$1,624	$1,358	$3,512	$2,978

We did not recognize any tax benefits for stock-based compensation during the three and six months ended June 30, 2023 and 2022.

12. Income Taxes

We are subject to taxes for earnings generated in multiple jurisdictions, both inside and outside of the United States and our tax expense is primarily affected by unrecognized tax benefits in Denmark. We recorded a provision for income taxes of $0.5 million and $0.1 million during the three months ended June 30, 2023 and 2022, respectively. We recorded a provision for income taxes of $0.9 million and $0.2 million during the six months ended June 30, 2023 and 2022, respectively. We continue to maintain a full valuation allowance against all of our deferred tax assets in IO Biotech ApS, IO Bio US, Inc., a wholly-owned subsidiary of IO Biotech ApS which was incorporated in Delaware in May 2021, and IO Biotech, Inc.

We have evaluated the positive and negative evidence involving our ability to realize our deferred tax assets. We have considered our history of cumulative net losses incurred since inception and our lack of any commercial products. We have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets in IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc. We reevaluate the positive and negative evidence at each reporting period.

13. Net Loss Per Share

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(21,178)	$(18,495)	$(38,222)	$(35,699)
Net loss attributable to common shareholders	$(21,178)	$(18,495)	$(38,222)	$(35,699)
Net loss per common share, basic and diluted	$(0.74)	$(0.64)	$(1.33)	$(1.24)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	28,815,267	28,815,267	28,815,267	28,815,267

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options to purchase common stock	5,470,269	3,431,258	5,470,269	3,431,258

14. Subsequent Events

On August 7, 2023, the Company entered into the Purchase Agreement, pursuant to which the Company agreed to sell and issue (i) 37,065,647 shares of the Company’s common stock (“Common Stock”), and (ii) 37,065,647 warrants to purchase up to 37,065,647 shares of Common Stock (the “Warrants”) in the Private Placement. Each Purchaser’s Warrant is exercisable for a number of shares of Common Stock equal to one hundred percent of the aggregate number of shares of Common Stock purchased by such Purchaser. The purchase price per share of Common Stock and Warrant is $2.025 per share (the “Purchase Price”).

The Warrants will be immediately exercisable upon issuance at an exercise price of $2.47 per share, subject to adjustment as set forth therein. The Warrants will be exercisable until the earlier of (i) February 9, 2027, and (ii) one day prior to the closing of an acquisition, as defined within the Form of Common Stock Purchase Warrant agreement. The Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the Warrants.

In connection with the execution of the Purchase Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers. Under the terms of the Registration Rights Agreement, the Company has agreed to prepare and file, by September 8, 2023 (the “Filing Deadline”), one or more registration statements with the SEC to register for resale the Common Stock issued under the Purchase Agreement and the shares of Common Stock issuable upon conversion of the Warrants issued pursuant to the Purchase Agreement (the “Registrable Securities”), and to cause the applicable registration statements to become effective within a specified period after the Filing Deadline. Certain cash penalties will apply to the Company in the event of registration failures, as described in the Registration Rights Agreement.

The Private Placement closed on August 9, 2023. The Company received approximately $75.1 million in gross proceeds from the Private Placement, before deducting offering expenses that are expected to amount to approximately $3.0 million. The Company intends to use the net proceeds from the Private Placement for general corporate purposes.

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

Overview

We are a clinical-stage biopharmaceutical company developing novel, immune-modulating cancer vaccines based on our T-win technology platform. Our product candidates are designed to induce the immune system to simultaneously target and disrupt multiple pathways that regulate tumor-induced immunosuppression. We believe this represents a paradigm shift in the management of cancer and that our product candidates have the potential to become cornerstones of the treatment regimens of multiple solid tumors. Our lead product candidate, the IO102-IO103 cancer vaccine, is designed to target the immunosuppressive mechanisms mediated by key immunosuppressive proteins such as indoleamine 2,3-dioxygenase (IDO) and programmed death ligand (PD-L1). In a single-arm Phase 1/2 clinical trial of 30 patients with metastatic melanoma with the primary objective of investigating safety and tolerability, the secondary objective of investigating immune response, and the tertiary objective of investigating clinical efficacy, IO102-IO103, in combination with nivolumab, demonstrated an ability to induce meaningful tumor regression and establish durable anti-tumor response while achieving a manageable tolerability profile for patients. The clinical efficacy endpoints in this trial included objective response (OR), progression free survival (PFS) and overall survival (OS). In this trial, we observed a confirmed overall response rate (ORR) of 73% as per RECIST 1.1 and a complete response rate (CRR) of 50%. Based on the results from this trial, IO102-IO103, in combination with pembrolizumab, was granted BTD by the FDA for treatment of unresectable/metastatic melanoma.

We enrolled the first patient in a potentially registrational Phase 3 trial for IO102-IO103 in combination with pembrolizumab as a potential first-line treatment in advanced melanoma, the IOB-013/KN-D18 trial, in May of 2022. We randomized 225 patients as of June 2023 and expect to fully enroll the trial by the end of 2023. On June 14, 2023, we announced that we will increase the number of patients to be enrolled in the Phase 3 trial to 380 patients, which could potentially accelerate the time to reach the primary endpoint of PFS, which is an event-based driven analysis, and will be assessed when 226 events (progression or death) are registered in the trial. The primary endpoint is powered at 89% to detect a hazard ratio of 0.65. The Phase 3 trial protocol calls for an interim analysis of overall response rate one year after 225 patients have been randomized; if we achieve an 18% point or greater benefit in ORR, this interim analysis could allow for submission of a Biologics License Application (BLA) for accelerated approval in the US. The trial design and discussions with FDA are aimed at potentially pursuing accelerated approval, if the trial data are favorable, based on the interim analysis of ORR, supported by other data. If the data are supportive, we also plan to file a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) based on the primary endpoint of PFS.

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

We are developing a pipeline of product candidates that leverage our T-win technology platform to address targets within the TME. In addition to melanoma, we plan to evaluate IO102-IO103 in multiple solid tumor indications to potentially expand the market opportunity for IO102-IO103. We are also focusing on additional targets that play key roles in immunosuppression and that are expressed in a broad range of solid tumors. Our current pipeline of product candidates is summarized in the table below.

(1)
In combination with pembrolizumab
(2)
NSCLC = non-small cell lung cancer, SCCHN = squamous cell carcinoma of the head and neck

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

On December 14, 2020, the FDA granted us BTD for the IO102-IO103 cancer vaccine in combination with pembrolizumab for the treatment of patients with unresectable or metastatic melanoma based on data from the Phase 1/2 clinical trial, MM1636. A BTD enables us to solicit more frequent and intensive guidance from the FDA as to how to conduct an efficient development program for IO102-IO103. The MM1636 trial was an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma receiving IO102-IO103 and nivolumab, an anti-PD-1 monoclonal antibody. In this trial, investigators initially observed an ORR of 80% (24 out of 30 patients); however, 2 of 24 patients in which a response was observed progressed before subsequent radiological confirmation, which resulted in a confirmed ORR of 73% based on RECIST 1.1. Of these 80% responders, 50% achieved a complete response (CR), or complete elimination of their tumors. While a total of five patients (17%) experienced a treatment-related high-grade adverse event (grade 3-5), and 17% discontinued treatment with both nivolumab and IO102-IO103, data from this trial suggests a manageable tolerability profile for patients. In addition, we have observed treatment-induced infiltration of CD3+/CD8+ T cells into the tumor site in responding patients and detected IO102 and/or IO103-specific T cells in tumors after treatment in correlative biomarker data where this was analyzed. Consistent with the earlier reported data, with an additional 15 months of patient follow-up, results from the January 5, 2023 data cut as published in the May 2023 Journal for ImmunoTherapy of Cancer for the MM1636 Phase 1/2 study of IO102-IO103 in combination with nivolumab for metastatic melanoma continue to be encouraging. As of that data cut-off, 30 PD-1 naïve patients were enrolled with a minimum follow-up time of 49.8 months. Median OS was not reached, median PFS was 25.5 months, and 50% of patients (15/30) achieved a CR, or complete disappearance of their tumors and the ORR was 80% (73% confirmed ORR per RECIST 1.1). Patients who were anti-PD-1 antibody therapy resistant and enrolled in cohort B in this study had no response to therapy, which we believe shows that our vaccine works best in front-line metastatic melanoma patients, as we expected in this setting.

We are currently recruiting for a Phase 3 potentially registrational trial for IO102-IO103, the IOB-013/KN-D18 trial, in combination with pembrolizumab in anti PD-1/PD-L1 treatment naïve patients with unresectable or metastatic melanoma that we expect to fully enroll by the end of 2023. While the MM1636 trial investigated IO102-IO103 in combination with nivolumab, we have made the commercial decision to investigate IO102-IO103 in combination with pembrolizumab in the Phase 3 trial. Nivolumab and pembrolizumab are both IgG4 subclass antibodies that target the PD-1 receptor. In a comparative data analysis by Moser (Annals of Oncology 2020), researchers found no difference between the effectiveness of frontline pembrolizumab and nivolumab in patients with advanced melanoma. The Phase 3 trial also includes a concurrent evaluation of the initial participants to allow for an assessment of safety (a safety run-in) for the combination of IO102-IO103 and pembrolizumab. The pembrolizumab for this trial is being supplied by Merck pursuant to a Clinical Trial Collaboration and Supply Agreement that we entered into in September 2021. The independent data monitoring committee for the IOB-013/KN-D18 trial convened its second meeting in May 2023 to review safety data from the first 86 randomized patients and recommended that the trial continue without modifications.

We are also investigating the IO102-IO103 cancer vaccine in several other solid tumor indications. We are conducting a Phase 2 basket trial, the IOB-022 trial, which will enable us to investigate multiple first-line solid tumor indications treatment naïve patients for metastatic disease. This basket trial is designed to investigate the safety and efficacy of IO102-IO103 in combination with pembrolizumab in metastatic non-small cell lung cancer (NSCLC), adenocarcinoma histology, with PD-L1 TPS ≥ 50% (cohort A), recurrent and/or metastatic squamous cell carcinoma of the head and neck (SCCHN) with CPS ≥ 20 (cohort B), and metastatic urothelial bladder carcinoma (UBC) with CPS ≥ 10 (cohort C). We initiated the IOB-022 trial in April 2022 and as of April 12th, 2023, 30 patients are enrolled (24 in cohort A and 6 in cohort B). Consistent with the earlier reported data, results from the June 12, 2023 for the IOB-022/KN-D38 Phase 1/2 study of IO102-IO103 in combination with pembrolizumab in metastatic NSCLC and recurrent and/or metastatic SCCHN continue to be encouraging. Of the 24 patients enrolled in cohort A, 17 were efficacy evaluable per protocol having received at least two full cycles of treatment. Among the 17 evaluable patients, 9 patients had a partial response while 5 had stable disease; 3 patients had progressive disease. Of the 6 patients enrolled in cohort B, 5 were efficacy evaluable per protocol having received at least two full cycles of treatment. Among the 5 evaluable patients, 3 patients had a partial response while 2 patients had progressive disease. The safety profile observed to date in this study is consistent with prior clinical experience with IO102-IO103. We expect to report additional data from this study by the end of 2023.

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

We were established in December 2014 as a spin-off of the National Center for Cancer Immune Therapy at Herlev University Hospital in Denmark. We have assembled a seasoned management team and Board with extensive experience in developing novel oncology therapies, including advancing product candidates from preclinical research through to clinical development and ultimately to regulatory approval. Our team is led by our founder, President and Chief Executive Officer, Mai-Britt Zocca, Ph.D., who has close to 20 years of experience as a biotech executive. Amy Sullivan, our Chief Financial Officer, joined us in October 2022 and brings 30 years of public company industry experience to IO Biotech. Qasim Ahmad, MD, our Chief Medical Officer, is a trained internist and clinical oncologist and has more than 20 years of experience in strategic clinical development, medical affairs, and obtaining marketing authorizations. Mads Hald Andersen, Ph.D., our scientific founder and advisor, is a Professor and director at the National Center for Cancer Immune Therapy, Herlev University Hospital and an internationally recognized immunology researcher. Our Board has deep expertise in the fields of immuno-oncology, business and finance.

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

On August 7, 2023, the Company entered into the Purchase Agreement, pursuant to which the Company agreed to sell and issue (i) 37,065,647 shares of the Company’s Common Stock, and (ii) 37,065,647 warrants to purchase up to 37,065,647 shares of Warrants in the Private Placement. Each Purchaser’s Warrant is exercisable for a number of shares of Common Stock equal to one hundred percent of the aggregate number of shares of Common Stock purchased by such Purchaser. The purchase price per share of Common Stock and Warrant is $2.025 per share.

The Warrants will be immediately exercisable upon issuance at an exercise price of $2.47 per share, subject to adjustment as set forth therein. The Warrants will be exercisable until the earlier of (i) February 9, 2027, and (ii) one day prior to the closing of an acquisition, as defined within the Form of Common Stock Purchase Warrant agreement. The Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the Warrants.

In connection with the execution of the Purchase Agreement, the Company also entered into the Registration Rights Agreement with the Purchasers. Under the terms of the Registration Rights Agreement, the Company has agreed to prepare and file, by the Filing Deadline, one or more registration statements with the SEC to register for resale the Common Stock issued under the Purchase Agreement and the shares of Common Stock issuable upon conversion of the Warrants issued pursuant to the Purchase Agreement, and to cause the applicable registration statements to become effective within a specified period after the Filing Deadline. Certain cash penalties will apply to the Company in the event of registration failures, as described in the Registration Rights Agreement.

The Private Placement closed on August 9, 2023. The Company received approximately $75.1 million in gross proceeds from the Private Placement, before deducting offering expenses that are expected to amount to approximately $3.0 million. The Company intends to use the net proceeds from the Private Placement for general corporate purposes.

Since inception, we have had significant operating losses. Our net loss was $38.2 million for the six months ended June 30, 2023 and $71.5 million and $67.9 million for the years ended December 31, 2022 and December 31, 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $216.0 million and $110.1 million in cash and cash equivalents.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily by aggregate net proceeds of $288.7 million from the issuance of convertible preference shares, convertible notes, ordinary shares, and our IPO in addition to the estimated $75.1 million gross proceeds raised through the Private Placement, before deducting estimated offering expenses.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $110.1 million as of June 30, 2023, taken together with the $75.1 million in gross proceeds raised through the Private Placement, which closed on August 9, 2023, will be sufficient to continue funding our development activities into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement cannot be assured, and which we may not be able to pursue successfully again in the future.

To date, we have not had any products approved for sale and, therefore, have not generated any product revenue. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, and associated regulatory and compliance costs. As a result, until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. We generally have not tracked our research and development expenses on a program-by-program basis. Substantially all of our direct research and development expenses in the years ended December 31, 2022 and 2021 and in the six months ended June 30, 2023 were on IO102-IO103 and consisted primarily of external costs, such as consultants, third-party contract organizations that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials.

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

Other Income (Expense), Net

Our other income (expense), net is comprised of:

•
Foreign currency exchange: Our functional currency is the Euro. Transactions denominated in currencies other than the Euro result in exchange gains and losses that are recorded in our statements of operations.
•
Interest expense: For the three and six months ended June 30, 2022, we incurred interest expense on account balances with banks and vendors. We did not incur interest expense for the three and six months ended June 30, 2023.
•
Interest income: For the three and six months ended June 30, 2023 and 2022, we recognized interest income on account balances invested in money market funds and on account balances with banks.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following sets forth our results of operations:

	For the Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$16,504	$12,226	$4,278	35.0%
General and administrative	5,348	5,935	(587)	(9.9)%
Total operating expenses	21,852	18,161	3,691	20.3%
Loss from operations	(21,852)	(18,161)	(3,691)	20.3%
Other income (expense)	1,206	(230)	1,436	(624.3)%
Loss before income tax expense	(20,646)	(18,391)	(2,255)	12.3%
Income tax expense	532	104	428	411.5%
Net loss	$(21,178)	$(18,495)	$(2,683)	14.5%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$7,283	$5,875	$1,408	24.0%
Chemistry, manufacturing and control	4,933	1,596	3,337	209.1%
Personnel	3,804	3,755	49	1.3%
Consultants and other costs	484	1,000	(516)	(51.6)%
Total research and development expenses	$16,504	$12,226	$4,278	35.0%

Research and development expenses were $16.5 million for the three months ended June 30, 2023, compared to $12.2 million for the three months ended June 30, 2022. The increase of $4.3 million was primarily related to an increase in preclinical studies and clinical trial-related activities for our IO102-IO103 product candidate, including the continued execution of our Phase 3 clinical trial, of $1.4 million and an increase in costs for chemistry, manufacturing and control activities of $3.3 million related to manufacturing activities of our IO102-IO103 product candidate, which were offset by a decrease in consultants and other costs of $0.5 million.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Personnel	$2,196	$1,756	$440	25.1%
Professional services	948	878	70	8.0%
Consultants and other costs	2,204	3,301	(1,097)	(33.2)%
Total general and administrative expenses	$5,348	$5,935	$(587)	(9.9)%

General and administrative expenses were $5.3 million for the three months ended June 30, 2023, compared to $5.9 million for the three months ended June 30, 2022. The decrease of $0.6 million was primarily related to a decrease in consultants and other costs of $1.1 million due to a decrease in consultant spend and insurance premiums, which was offset by an increase in personnel costs of $0.4 million primarily related to an increase in headcount.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	For the Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Currency exchange gain (loss), net	$10	$(286)	$296	(103.5)%
Interest income	1,196	158	1,038	657.0%
Interest expense	—	(102)	102	(100.0)%
Other income (expense), net	$1,206	$(230)	$1,436	(624.3)%

Other income (expense), net was $1.2 million for the three months ended June 30, 2023, compared to ($0.2) million for the three months ended June 30, 2022. The increase of $1.4 million was primarily due to the increase in interest income recognized on our money market fund.

Comparison of the six months ended June 30, 2023 and 2022

The following sets forth our results of operations:

	For the Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$28,404	$22,531	$5,873	26.1%
General and administrative	11,372	12,639	(1,267)	(10.0)%
Total operating expenses	39,776	35,170	4,606	13.1%
Loss from operations	(39,776)	(35,170)	(4,606)	13.1%
Other income (expense)	2,492	(358)	2,850	(796.1)%
Loss before income tax expense	(37,284)	(35,528)	(1,756)	4.9%
Income tax expense	938	171	767	448.5%
Net loss	$(38,222)	$(35,699)	$(2,523)	7.1%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$12,629	$9,811	$2,818	28.7%
Chemistry, manufacturing and control	7,751	4,624	3,127	67.6%
Personnel	7,595	7,177	418	5.8%
Consultants and other costs	429	919	(490)	(53.3)%
Total research and development expenses	$28,404	$22,531	$5,873	26.1%

Research and development expenses were $28.4 million for the six months ended June 30, 2023, compared to $22.5 million for the six months ended June 30, 2022. The increase of $5.9 million was primarily related to an increase in preclinical studies and clinical trial-related activities for our IO102-IO103 product candidate, including the continued execution of our Phase 3 clinical trial of $2.8 million and an increase in costs for chemistry, manufacturing and control activities of $3.1 million related to manufacturing activities of our IO102-IO103 product candidate.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Personnel	$4,851	$3,587	$1,264	35.2%
Professional services	2,457	2,664	(207)	(7.8)%
Consultants and other costs	4,064	6,388	(2,324)	(36.4)%
Total general and administrative expenses	$11,372	$12,639	$(1,267)	(10.0)%

General and administrative expenses were $11.4 million for the six months ended June 30, 2023, compared to $12.6 million for the six months ended June 30, 2022. The decrease of $1.3 million was primarily related to a decrease in consultants and other costs of $2.3 million primarily related to a decrease in consultant spend and insurance premiums, which was offset by an increase in personnel costs of $1.3 million primarily related to an increase in headcount.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	For the Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Currency exchange gain (loss), net	$268	$(305)	$573	(187.9)%
Interest income	2,224	173	2,051	1185.5%
Interest expense	—	(226)	226	(100.0)%
Other income (expense), net	$2,492	$(358)	$2,850	(796.1)%

Other income (expense), net was $2.5 million for the six months ended June 30, 2023, compared to $(0.4) million for the six months ended June 30, 2022. The increase of $2.9 million was primarily due to the increase in interest income recognized on our money market fund.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds of $288.7 million from the issuance of convertible preference shares, convertible notes, class A ordinary shares, and our IPO. In addition, on August 7, 2023, we entered into the Purchase Agreement with the Purchasers, pursuant to which we raised an additional $75.1 million in gross proceeds through the Private Placement, before deducting estimated offering expenses.

On November 9, 2021, we completed an IPO of our common stock and issued and sold 8,222,500 shares of common stock at a public offering price of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $103.3 million after deducting underwriting discounts and commissions and estimated offering expenses. In addition, on August 7, 2023, we entered into the Purchase Agreement with the Purchasers, pursuant to which we raised an additional $75.1 million in gross proceeds through the Private Placement, before deducting estimated offering expenses that are expected to amount to approximately $3.0 million. Since inception, we have had significant operating losses. Our net loss was $38.2 million for the six months ended June 30, 2023 and $71.5 million and $67.9 million for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $216.0 million and $110.1 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

We currently expect that our cash and cash equivalents of $110.1 million as of June 30, 2023, taken together with the $75.1 million in gross proceeds raised through the Private Placement, which closed on August 9, 2023, will be sufficient to fund our operating expenses and capital requirements into the fourth quarter of 2025. However, additional funding will be necessary to fund our future clinical and pre-clinical activities. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(32,952)	$(33,855)
Net cash used in investing activities	(187)	(223)
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	$(33,139)	$(34,078)

Net Cash Used in Operating Activities

Cash used in operating activities of $33.0 million for the six months ended June 30, 2023 was primarily attributable to our net loss of $38.2 million, partially offset by a decrease of $1.7 million in our working capital accounts and an increase in non-cash items of $3.6 million primarily due to share-based compensation.

Cash used in operating activities of $33.9 million for the six months ended June 30, 2022 was primarily attributable to our net loss of $35.7 million and a net increase of $1.7 million in our working capital accounts, partially offset by non-cash items of $3.5 million primarily due to share-based compensation.

Net Cash Used in Investing Activities

Cash used in investing activities of $0.2 million for both the six months ended June 30, 2023 and 2022, respectively, was related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

We had no cash provided by financing activities for the six months ended June 30, 2023 and 2022.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $110.1 million as of June 30, 2023, taken together with the $75.1 million in gross proceeds raised through the Private Placement, which closed on August 9, 2023, will be sufficient to continue funding our development activities into the fourth quarter of 2025. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement, cannot be assured and which we may not be able to pursue successfully again in the future. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, potentially including collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs.

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
•
the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates, including our ongoing clinical trials of IO102-IO103 and preclinical studies of IO112;
•
the impacts of the COVID-19 pandemic;
•
the number of, and development requirements for, other product candidates that we may pursue;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient (“API”), and manufacture of our product candidates and the terms of such arrangements;
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

Contractual Obligations and Commitments

In March 2021, we entered into a new lease for our office space in Copenhagen, Denmark that was amended in September 2022 and set to expire in December 2027. The lease for our office space in Copenhagen, Denmark is terminable upon six months' notice. In January 2023, we entered into a new lease for laboratory space in Copenhagen, Denmark that expires in December 2027. In August 2021, we entered into a new lease for laboratory facilities and office space in Rockville, Maryland that expires in April 2027. In October 2021, we entered into a new lease for office space in New York, New York that expires in January 2027. In June 2023, we entered into a new lease for office space in Newport, United Kingdom that expires in May 2025.

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

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations in conducting research and development activities. We evaluate the probability associated with each source and use of cash resources in making our going concern determination. The research and development of pharmaceutical products is inherently subject to uncertainty. We currently expect that our cash and cash equivalents of $110.1 million as of June 30, 2023 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the condensed consolidated financial statements are issued.

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

Equity-based Compensation

We issued stock-based compensation awards through the granting of warrants and stock options, which generally vest over a four-year period. We issued 1,211,155 options with a weighted average exercise price of $5.34 to certain employees, board members and advisors during the year ended December 31, 2022. We also issued 1,996,365 options with a weighted average exercise price of $2.07 under our 2021 Equity Plan during the six months ended June 30, 2023.

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

We operate in Denmark and the United States and may be subject to audits from various tax authorities. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against our net deferred tax assets. We will monitor the extent to which our deferred tax assets may be realized and adjust the valuation allowance accordingly.

Recently Adopted Significant Accounting Policies

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our condensed consolidated financial statements for the six months ended June 30, 2023 and 2022 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 14, 2023, and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 11, 2023. There have been no material changes to the risk factors described in those reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Registered Securities

On November 9, 2021, we completed our IPO in which we issued and sold 8,222,500 shares of common stock, $0.001 par value per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260301), which was filed with the SEC on October 15, 2021 and subsequently amended and declared effective on November 4, 2021, and the prospectus included therein (the “Prospectus”). The underwriters of the IPO were Morgan Stanley & Co. LLC, Jefferies LLC, Cowen and Company, LLC and Kempen & Co U.S.A, Inc.

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

IO Biotech, Inc.

Date: August 11, 2023	By:	/s/ Mai-Britt Zocca
Mai-Britt Zocca, Ph.D.
Chief Executive Officer and Director
(Principal Executive)

Date: August 11, 2023	By:	/s/ Amy Sullivan
Amy Sullivan
Chief Financial Officer
(Principal Financial Officer)