Form 10-Q
period 2023-09-30
IO Biotech, Inc.
filed 2023-11-13
CIK 1865494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 10, 2023, the registrant had 65,880,914 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, Part II, Item 1A - “Risk Factors” in this Quarterly Report on Form 10-Q, and those described elsewhere in this Quarterly Report on Form 10-Q and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited)

IO BIOTECH, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$165,501	$142,590
Prepaid expenses and other current assets	2,753	5,629
Total current assets	168,254	148,219
Restricted cash	268	268
Property and equipment, net	797	741
Right of use lease asset	2,367	2,493
Other non-current assets	867	84
Total non-current assets	4,299	3,586
Total assets	$172,553	$151,805
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,645	$4,004
Lease liability - current	627	515
Accrued expenses and other current liabilities	5,713	6,157
Total current liabilities	12,985	10,676
Lease liability - non-current	1,976	2,275
Total non-current liabilities	1,976	2,275
Total liabilities	14,961	12,951
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value of $0.001 per share; 300,000,000 shares authorized at September 30, 2023 and December 31, 2022; 65,880,914 and 28,815,267 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	66	29
Additional paid-in capital	405,039	326,705
Accumulated deficit	(237,640)	(177,739)
Accumulated other comprehensive loss	(9,873)	(10,141)
Total stockholders’ equity	157,592	138,854
Total liabilities and stockholders’ equity	$172,553	$151,805

See accompanying notes to the unaudited interim condensed consolidated financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$17,655	$10,022	$46,059	$32,553
General and administrative	5,829	5,843	17,201	18,482
Total operating expenses	23,484	15,865	63,260	51,035
Loss from operations	(23,484)	(15,865)	(63,260)	(51,035)
Other income (expense)
Currency exchange loss, net	(342)	(87)	(74)	(392)
Interest income	1,708	457	3,932	631
Interest expense	—	(78)	—	(305)
Total other income (expense), net	1,366	292	3,858	(66)
Loss before income tax benefit (expense)	(22,118)	(15,573)	(59,402)	(51,101)
Income tax (benefit) expense	(439)	115	499	286
Net loss	(21,679)	(15,688)	(59,901)	(51,387)
Net loss attributable to common shareholders	(21,679)	(15,688)	(59,901)	(51,387)
Net loss per common share, basic and diluted	$(0.43)	$(0.54)	$(1.66)	$(1.78)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	50,168,303	28,815,267	36,011,162	28,815,267
Other comprehensive (loss) income
Net loss	$(21,679)	$(15,688)	$(59,901)	$(51,387)
Foreign currency translation	(108)	(5,400)	268	(12,427)
Total comprehensive loss	$(21,787)	$(21,088)	$(59,633)	$(63,814)

See accompanying notes to the unaudited interim condensed consolidated financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2022	28,815,267	$29	$319,665	$(1,489)	$(106,281)	$211,924
Equity-based compensation	—	—	5,379	—	—	5,379
Foreign currency translation	—	—	—	(12,427)	—	(12,427)
Net loss	—	—	—	—	(51,387)	(51,387)
Balance, September 30, 2022	28,815,267	$29	$325,044	$(13,916)	$(157,668)	$153,489

Balance, January 1, 2023	28,815,267	$29	$326,705	$(10,141)	$(177,739)	$138,854
Equity-based compensation	—	—	6,501	—	—	6,501
Foreign currency translation	—	—	—	268	—	268
Issuance of common shares and warrants in private placement, net of issuance costs of $3,188	37,065,647	37	71,833	—	—	71,870
Net loss	—	—	—	—	(59,901)	(59,901)
Balance, September 30, 2023	65,880,914	$66	$405,039	$(9,873)	$(237,640)	$157,592

See accompanying notes to the unaudited interim condensed consolidated financial statements.

IO BIOTECH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(59,901)	$(51,387)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	156	32
Equity-based compensation	6,501	5,379
Amortization of right of use lease asset	399	318
Foreign currency loss	74	392
Changes in operating assets and liabilities
Prepaid expenses and other current assets	2,876	3,624
Other non-current assets	(784)	(760)
Accounts payable	2,641	(1,759)
Lease liability	(460)	(91)
Accrued expenses and other current liabilities	(444)	(2,951)
Net cash used in operating activities	(48,942)	(47,203)
Cash flows from investing activities
Purchase of property and equipment	(211)	(341)
Net cash used in investing activities	(211)	(341)
Cash flows from financing activities
Proceeds from issuance of common shares and warrants	75,058	—
Common shares and warrants issuance costs	(3,188)	—
Net cash provided by financing activities	71,870	—
Net increase (decrease) in cash, cash equivalents and restricted cash	22,717	(47,544)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	194	(12,819)
Cash, cash equivalents and restricted cash, beginning of period	142,858	211,799
Cash, cash equivalents and restricted cash, end of period	$165,769	$151,436
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$165,501	$151,168
Restricted cash	268	268
Total cash, cash equivalents and restricted cash	$165,769	$151,436
Supplemental disclosures of non-cash investing activities
Purchases of property and equipment in accounts payable	$—	$176

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Business, Organization and Liquidity

Business

IO Biotech, Inc. is a clinical-stage biopharmaceutical company developing novel, immune-modulating therapeutic cancer vaccines based on our T-win technology platform. As used in these financial statements, unless the context otherwise requires, references to the “Company,” “we,” “us,” and “our” refer to IO Biotech, Inc. and its subsidiaries.

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

Initial Public Offering (IPO)

In November 2021, we completed our initial public offering (“IPO”), selling an aggregate of 8,222,500 shares of common stock at a price to the public of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received net proceeds from the IPO, after deducting underwriting discounts and commissions and other offering costs of $103.3 million.

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

August 2023 Private Placement

On August 9, 2023, the Company completed a private placement transaction (the “Private Placement”), pursuant to which we sold an aggregate of 37,065,647 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) 37,065,647 warrants to purchase up to 37,065,647 shares of Common Stock (the “Warrants”) to certain institutional investors and existing shareholders (the “Purchasers”). Each Purchaser’s Warrant is exercisable for a number of shares of Common Stock equal to one hundred percent of the aggregate number of shares of Common Stock purchased by such Purchaser. The purchase price per share of Common Stock and Warrant was $2.025 (the “Purchase Price”). The Company received net proceeds from the Private Placement, after deducting underwriting discounts and commissions and other offering costs, of $71.9 million. Refer to Note 2, “Summary of Significant Accounting Policies,” and Note 10, "Ordinary Shares" in the accompanying notes to our condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022 for additional information on the Private Placement.

At-The-Market Equity Program

On February 15, 2023, we filed a new prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) with respect to the offer and sale of shares of our Common Stock, with an aggregate offering price of up to $19,500,000, establishing an at-the-market equity program. On February 15, 2023, we also entered into a common stock sales agreement, dated February 15, 2023 (the “Sales Agreement”) by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75,000,000 through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. No shares were sold pursuant to the Sales Agreement during the period ended September 30, 2023.

Risks and Uncertainties

We are subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance reporting capabilities.

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

Liquidity Considerations and Going Concern Basis of Accounting

Since inception, we have devoted substantially all of our efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital. We have financed our operations primarily through the issuance of convertible preference shares, convertible notes, our IPO and the Private Placement.

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

As of September 30, 2023, we had an accumulated deficit of $237.6 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $59.9 million and $71.5 million for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $165.5 million as of September 30, 2023 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued. On this basis, the condensed consolidated financial statements are prepared on a going concern basis of accounting. However, additional funding will be necessary to fund future discovery research, preclinical and clinical activities, as well as commercial launch readiness activities. We will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on acceptable terms, or at all, and we may not be able to enter into collaborations or other arrangements. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, even our ability to continue operations.

Coronavirus Pandemic

Although the World Health Organization has declared that COVID-19 no longer represents a global health emergency and the federal government has terminated the COVID-19 national emergency and public health emergency, the actual and perceived impact of COVID-19 and any effect on our business cannot be predicted. As a result, there can be no assurance that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic may negatively impact our business, financial condition and results of operations causing interruptions or delays in the Company’s programs and services.

2. Summary of Significant Accounting Policies

Warrants Issued in Connection with Sale of Common Stock

The Company accounts for warrants issued as a separable unit in connection with sale of common stock as either liability or equity in accordance with Accounting Standards Codification (“ASC”) 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered liabilities if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as liability or equity. If warrants do not require liability classification under ASC 815-40 or other applicable generally accepted accounting principles in the United States of America ("U.S. GAAP") the warrants should be classified as equity.

The proceeds received from the sale of equity classified warrants and shares of common stock in a bundled transaction are allocated based on the relative fair values of warrants and shares of common stock with no changes in fair value of warrants recognized after the issuance date. Based on our analysis of the foregoing, the Company's warrants issued in the Private Placement are classified as equity in our condensed consolidated financial statements.

Other than the item noted above, there have been no changes to the significant accounting policies disclosed in Note 2 to the Company’s annual financial statements for the years ended December 31, 2022 and 2021 included in its Annual Report on Form 10-K filed with the SEC.

Unaudited Financial Information

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in conformity with U.S. GAAP, and pursuant to the rules and regulations of the SEC. In the Company’s opinion, the information furnished herein reflects all adjustments, all of which are of a normal and recurring nature and necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2022.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (i) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for us beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact adoption of ASU 2020-06 will have on our financial statements or financial statement disclosures, but does not anticipate that the adoption of ASU 2020-06 will have a material impact on either our financial statements or financial statement disclosures.

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

3. Fair Value Measurements

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$152,101	$152,101	$—	$—
Total assets measured at fair value	$152,101	$152,101	$—	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$87,971	$87,971	$—	$—
Total assets measured at fair value	$87,971	$87,971	$—	$—

(1) Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying condensed consolidated balance sheets and are recognized at fair value.

As of September 30, 2023 and December 31, 2022, the Company only held Level 1 financial instruments.

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2023 and the year ended December 31, 2022.

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

In September 2021, we entered into a clinical collaboration with MSDIG and MSD International Business GmbH (MSDIB), another affiliate of Merck (collectively, “MSD”) to evaluate IO102-IO103 in combination with KEYTRUDA® versus KEYTRUDA® alone in treatment of patients with metastatic (advanced) melanoma. Under the terms of the collaboration with MSD, we are conducting an international Phase 3 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We are the sponsor of the clinical trials and MSD will provide KEYTRUDA® to be used in the clinical trials free of charge. We and MSD are responsible for our own internal costs and expenses to support the study and we will bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trials will be shared by us and MSD and we will maintain global commercial rights to IO102-IO103.

In December 2021, we entered into a clinical collaboration with MSD to evaluate IO102-IO103 in combination with KEYTRUDA® in previously untreated patients with three different tumor types— metastatic non-small cell lung cancer (NSCLC), squamous cell carcinoma of the head and neck (SCCHN), and urothelial bladder cancer (UBC). Under the terms of the collaboration with MSD, we are conducting an international Phase 2 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We are the sponsor of the clinical trials and MSD will provide KEYTRUDA® to be used in the clinical trials free of charge. We and MSD are responsible for our own internal costs and expenses to support the study and we will bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trials will be shared by us and MSD and we will maintain global commercial rights to IO102-IO103.

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Research and development tax credit receivable	$780	$792
Prepaid income taxes	761	124
Prepaid contract research and development costs	180	1,695
Insurance	178	1,716
Value-added tax refund receivable	174	741
Other	680	561
Total prepaid expenses and other current assets	$2,753	$5,629

6. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$738	$544
Computer hardware	96	79
Office furniture	234	233
Less: accumulated depreciation	(271)	(115)
Total property and equipment, net	$797	$741

For the three months ended September 30, 2023 and 2022, the Company recognized $0.1 million and $0.01 million, respectively, of depreciation expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recognized $0.2 million and $0.03 million, respectively, of depreciation expense in the condensed consolidated statements of operations.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued contract research and development costs	$2,287	$1,936
Professional fees	305	407
Employee compensation costs	2,700	1,863
Other liabilities	421	1,951
Total accrued expenses and other current liabilities	$5,713	$6,157

8. Leases

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. The Company had an immaterial cumulative-effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. As of September 30, 2023, the Company is party to five operating leases for laboratory and office space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company elected to apply the short-term lease exception to all leases of one year or less. Further, the Company has applied the guidance in ASC 842 to our corporate office and laboratory leases and has determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842 on January 1, 2022, we recognized a Right-of-Use (“ROU”) lease asset of $2.3 million with a corresponding lease liability of $2.4 million based on the present value of the minimum rental payments of such leases. In accordance with ASC 842, the beginning balance of the ROU lease asset was reduced by the existing deferred rent liability at inception of $0.1 million. In the condensed consolidated balance sheet as of September 30, 2023, the Company has an ROU asset balance of $2.4 million and a current and non-current lease liability of $0.6 million and $2.0 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office and laboratory space leased in New York, New York, Rockville, Maryland and Copenhagen, Denmark.

The Company is party to an operating lease in Copenhagen, Denmark for office space that commenced in March 2021 with the initial term set to expire in January 2025. Base rent for this initial lease was $0.1 million annually. The Company amended its operating lease in Copenhagen, Denmark on September 1, 2022 with a new term set to expire in December 2027. The base rent for the amended lease is $0.2 million annually. The Company is also party to an operating lease in Copenhagen, Denmark for laboratory space that commenced in January 2023 with the term set to expire in December 2027. The base rent for the lease is $0.04 million annually. The Company is party to an operating lease in New York, New York for office space that commenced in October 2021 with the initial term set to expire in January 2027. Base rent for this lease is $0.2 million annually. The Company is party to an operating lease in Rockville, Maryland for office and laboratory space that commenced in December 2021 with the initial term set to expire in May 2027. Base rent for this lease is $0.3 million annually. The Company is party to an immaterial operating lease in Newport, United Kingdom that commenced in June 2023. Rent expense for each of the three months ended September 30, 2023 and 2022 was $0.2 million, respectively. Rent expense for the nine months ended September 30, 2023 and 2022 was $0.5 million and $0.4 million, respectively.

Quantitative information regarding the Company’s leases for the nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Nine Months Ended	Nine Months Ended
Lease Cost	September 30, 2023	September 30, 2022
Operating lease cost	$543	$437
Operating cash flows paid for amounts included in the measurement of lease liabilities	$537	$256
Operating lease liabilities arising from obtaining right‑of‑use assets	$235	$2,600
Remaining lease term (years)	3.7	4.7
Weighted average discount rate	6.3%	6.5%

Future lease payments (undiscounted) under noncancelable leases are as follows at September 30, 2023 (in thousands):

Future Lease Payments	Amount
Remainder of 2023	$188
2024	782
2025	782
2026	788
2027	392
Thereafter	—
Total	$2,932

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

9. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the nine months ended September 30, 2023 and the year ended December 31, 2022, and, to our knowledge, no material legal proceedings are currently pending or threatened.

Contractual Obligations and Commitments

We enter into contracts in the ordinary course of business with third-party service providers for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice of 30 to 90 days, and therefore, we believe that our noncancelable obligations under these agreements are not material and we cannot reasonably estimate whether they will occur. However, in the event of a termination of any contracts with CROs or other institutions and with respect to active patients enrolled in our clinical trials, we may be financially obligated for a period beyond the contractual termination notice periods. We may also enter into additional research, manufacturing, supplier, lease and other agreements in the future, which may require up-front payments and even long-term commitments of cash.

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

10. Stockholders' Equity

Common and Preferred Stock

Upon the closing of our IPO in November 2021, we filed an amended and restated certificate of incorporation, which authorized us to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. The shares of preferred stock are currently undesignated. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Company's board of directors (Board). No dividends have been declared or paid by us through September 30, 2023.

The Private Placement

On August 7, 2023, the Company entered into the Purchase Agreement, pursuant to which the Company agreed to sell and issue (i) 37,065,647 shares of the Company’s Common Stock, and (ii) 37,065,647 Warrants in the Private Placement. Each Purchaser’s Warrant is exercisable for a number of shares of Common Stock equal to one hundred percent of the aggregate number of shares of Common Stock purchased by such Purchaser. The Purchase Price for each Common Stock and Warrant was $2.025 per share.

The Warrants are exercisable at an exercise price of $2.47 per share, subject to adjustment as set forth therein. The Warrants are exercisable until the earlier of (i) February 9, 2027, and (ii) one day prior to the closing of an acquisition, as defined in the Warrants. The Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the Warrants.

The Private Placement closed on August 9, 2023. The Company received $75.1 million in gross proceeds from the Private Placement, before deducting offering expenses of $3.2 million. The Company intends to use the net proceeds of $71.9 from the Private Placement for general corporate purposes.

The Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance using the Black-Scholes valuation model and allocated proceeds from the sale proportionately to the Common Stock and Warrants, of which $29.6 million was allocated to the Warrants and recorded as a component of additional paid-in-capital. As of September 30, 2023, the Company had 37,065,647 warrants issued and outstanding at an exercise price of $2.47 per share to purchase shares of the Company's common stock.

In connection with the execution of the Purchase Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers. Under the terms of the Registration Rights Agreement, the Company has filed the Registration Statement with the SEC to register for resale the Common Stock issued under the Purchase Agreement and the shares of Common Stock issuable upon conversion of the Warrants issued pursuant to the Purchase Agreement (the “Registrable Securities”), which Registration Statement was declared effective on September 8, 2023. The Company may be required to pay certain liquidated damages under the terms of the Registration Rights Agreement in the event sales cannot be made pursuant to the Registration Statement.

As of September 30, 2023 and December 31, 2022, the Company had 65,880,914 and 28,815,267 common shares outstanding, respectively.

11. Equity-Based Compensation

2021 Equity Incentive Plan

In November 2021, our Board adopted, and our stockholders approved, the 2021 Equity Incentive Plan (“2021 Equity Plan”), which became effective on November 4, 2021. The 2021 Equity Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan is equal to 2,496,934, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the first day of such fiscal year or (ii) such other amount determined by our Board. As of September 30, 2023, we had 688,206 shares available for future grant under the 2021 Equity Plan.

2021 Employee Stock Purchase Plan

In November 2021, our Board adopted and our stockholders approved the 2021 Employee Stock Purchase Plan (2021 ESPP), which became effective on November 4, 2021. The number of shares of our common stock reserved for issuance under the 2021 ESPP is equal to 257,272, subject to an annual increase, to be added on the first day of each fiscal year, beginning January 1, 2023, equal to the lesser of (1) 1% of the number of shares of common stock outstanding on the first day of such fiscal year; (2) 257,272 shares of our common stock; or (3) such other amount as determined by our Board. As of September 30, 2023, the Board had not yet approved any offering under the 2021 ESPP.

2023 Inducement Award Plan

In September 2023, our Board adopted the 2023 Inducement Award Plan (“2023 Inducement Plan”), which became effective on September 28, 2023. The 2023 Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. The number of shares of our common stock reserved for issuance under the 2023 Inducement Plan is equal to 1,976,427. As of September 30, 2023, there were 1,976,427 shares available for future grant under the 2023 Inducement Plan.

The following table summarizes our stock options activity for the nine months ended September 30, 2023:

	Number of Options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2023	3,920,172	$10.77	8.1	$—
Granted	2,425,256	$2.03	—	$—
Cancelled or forfeited	(588,243)	$8.74	—	$—
Outstanding, September 30, 2023	5,757,185	$7.30	8.7	$—
Exercisable, September 30, 2023	1,589,301	$11.81	7.8	$—

Equity-Based Compensation

All share-based awards granted are measured based on the fair value on the date of the grant and compensation expense is recognized with respect to those awards over the requisite service period, which is generally the vesting period of the respective award. Share-based awards generally vest over a three-year period. Forfeitures related to equity-based compensation awards are recognized as they occur, and we reverse any previously recognized compensation cost associated with forfeited awards in the period the forfeiture occurs.

As of September 30, 2023, there was $12.7 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 2.7 years. For the three months ended September 30, 2023, the Company recognized a one time charge of $1.4 million in equity-based compensation for an executive of the Company within research and development in our condensed consolidated statements of operations in accordance with Exhibit Number 10.3, "Severance agreement between the Registrant and Eva Ehrnrooth, dated August 10, 2023" within Item 6. Exhibits in this accompanying Quarterly Report on Form 10-Q.

The fair values of the stock options granted during the period ended September 30, 2023 were estimated based on the Black-Scholes model, using the following assumptions:

September 30, 2023
Expected volatility	89.8% - 102.2%
Risk-free interest rate	3.5% - 4.4%
Expected term (in years)	5.5 - 6.1
Expected dividend yield	0%

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,070	$1,034	$3,660	$2,257
General and administrative	919	1,367	2,841	3,122
Total equity-based compensation	$2,989	$2,401	$6,501	$5,379

We did not recognize any tax benefits for stock-based compensation during the three and nine months ended September 30, 2023 and 2022.

12. Income Taxes

We are subject to taxes for earnings generated in multiple jurisdictions, both inside and outside of the United States and our tax expense is primarily affected by unrecognized tax benefits in Denmark. We recorded (benefit) expense for income taxes of $(0.4) million and $0.1 million during the three months ended September 30, 2023 and 2022, respectively. We recorded a provision for income taxes of $0.5 million and $0.3 million during the nine months ended September 30, 2023 and 2022, respectively. The provision for income taxes includes a benefit for R&D credits claimed on the tax return filed for the year-ended December 31, 2022 as well as the expected benefit for continuing to claim this credit in the year-ended December 31, 2023 tax return. The Company recognized a $0.8 million benefit for R&D credits during the three and nine months ended September 30, 2023. We continue to maintain a full valuation allowance against all of our deferred tax assets in IO Biotech ApS, IO Bio US, Inc., a wholly-owned subsidiary of IO Biotech ApS that was incorporated in Delaware in May 2021, and IO Biotech, Inc.

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

13. Net Loss Per Share

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(21,679)	$(15,688)	$(59,901)	$(51,387)
Net loss attributable to common shareholders	$(21,679)	$(15,688)	$(59,901)	$(51,387)
Net loss per common share, basic and diluted	$(0.43)	$(0.54)	$(1.66)	$(1.78)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	50,168,303	28,815,267	36,011,162	28,815,267

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options to purchase common stock	5,757,185	3,570,258	5,757,185	3,570,258
Warrants issued in Private Placement	37,065,647	—	37,065,647	—

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

Overview

We are a clinical-stage biopharmaceutical company developing novel, immune-modulating therapeutic cancer vaccines based on our T-win technology platform. Our T-win vaccine candidates are designed to kill both tumor cells and immune-suppressive cells in the tumor microenvironment by stimulating the activation and expansion of T cells specific to target our targets. We believe this could represent a paradigm shift in the management of cancer and that our product candidates have the potential to become an important part of the treatment regimens across multiple tumor types. Our lead therapeutic cancer vaccine candidate, IO102-IO103, is designed to target the immunosuppressive mechanisms mediated by indoleamine 2,3-dioxygenase (IDO) and programmed death ligand (PD-L1). In a single-arm Phase 1/2 clinical trial of 30 patients with metastatic melanoma IO102-IO103 in combination with nivolumab, an anti PD-1 check point inhibitor, demonstrated proof of concept by increasing the overall response rate of what is reported with an anti-PD-1 antibody alone. The combination induced meaningful tumor regression and achieved rapid, deep and durable responses with favorable safety and tolerability profile without adding systemic toxicity to what is seen with an anti-PD-1 monotherapy in this patient population. Safety was the primary endpoint of this trial, immune response was the secondary endpoint and clinical efficacy was the tertiary endpoint. The clinical efficacy endpoints in this trial included objective response (OR), progression free survival (PFS) and overall survival (OS). In this trial, we observed a confirmed overall response rate (ORR) of 73% as per RECIST 1.1 a complete response rate (CRR) of 50% and 25.6 months of PFS. Based on these results, IO102-IO103, in combination with pembrolizumab, was granted BTD by the FDA for treatment of unresectable/metastatic melanoma and we initiated a global Phase 3 trial.

We enrolled the first patient in a potentially registrational Phase 3 trial for IO102-IO103 in combination with pembrolizumab as a potential first-line treatment in advanced melanoma, the IOB-013/KN-D18 trial, in May of 2022. We randomized 225 patients as of June 2023 and fully enrolled the trial in November 2023. On June 14, 2023, we announced that we increased the number of patients to be enrolled in the Phase 3 trial to 380 patients, which could potentially accelerate the time to reach the primary endpoint of PFS, which is an event-based driven analysis and will be assessed when 226 events (progression or death) are registered in the trial. The primary endpoint is powered at 89% to detect a hazard ratio of 0.65. The Phase 3 trial protocol calls for an interim analysis of ORR one year after 225 patients have been randomized; if the investigational arm demonstrates a highly statistically significant improvement in ORR compared to the control arm, with a p-value<0.005, then the interim analysis could allow for potential submission of a Biologics License Application (BLA) for accelerated approval in the US. When we designed the interim analysis, we assumed that patients treated with IO102-IO103 + pembrolizumab would show an ~18-point improvement in ORR compared to the patients treated with pembrolizumab alone. The trial design and discussions with FDA are aimed at potentially pursuing accelerated approval, if the trial data are favorable, based on the interim analysis of ORR, supported by other data. If the data are supportive, we also plan to file a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) based on the primary endpoint of PFS after the data are available in the second half of 2025.

Our T-win platform is a novel approach to cancer vaccines designed to activate pre-existing T cells to target immunosuppressive mechanisms. Our T-win product candidates are designed to employ a dual mechanism of action: (1) direct killing of immunosuppressive cells, including both tumor cells and genetically stable cells in the tumor microenvironment (TME), that express IDO and/or PD-L1 or Arginase 1 and (2) modulation of the TME into a more pro-inflammatory, anti-tumor environment. Our T-win technology is built upon our team’s deep understanding of both TME and a tumor’s ability to evade surveillance and destruction by the immune system. Our approach is in contrast to previous methods that have sought to either block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed by tumor cells.

We are developing a pipeline of product candidates that leverage our T-win technology platform to address targets within the TME. In addition to melanoma, we plan to evaluate IO102-IO103 in multiple solid tumor indications to potentially expand the market opportunity for IO102-IO103. We are also focusing on additional targets that play key roles in immunosuppression and that are expressed in a broad range of solid tumors. Our current pipeline of product candidates and expected upcoming milestones are summarized in the tables below.

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

On December 14, 2020, the FDA granted us BTD for the IO102-IO103 cancer vaccine in combination with pembrolizumab for the treatment of patients with unresectable or metastatic melanoma based on data from the Phase 1/2 clinical trial, MM1636. A BTD enables us to solicit more frequent and intensive guidance from the FDA as to how to conduct an efficient development program for IO102-IO103. The MM1636 trial was an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma receiving IO102-IO103 and nivolumab, an anti-PD-1 monoclonal antibody. In this trial, investigators initially observed an ORR of 80% (24 out of 30 patients) and confirmed best ORR of 73% based on RECIST 1.1. 50% of patients achieved a complete response (CR), or complete elimination of their tumors. Overall safety and tolerability of the combination was favorable, with no significant added systemic toxicity from what has been reported with nivolumab alone. While a total of five patients (17%) experienced a treatment-related high-grade adverse event (grade 3-5), and 17% discontinued treatment with both nivolumab and IO102-IO103, data from this trial suggests a manageable tolerability profile for patients. In addition, we have observed treatment-induced infiltration of CD3+/CD8+ T cells into the tumor site in responding patients and detected IO102 and/or IO103-specific T cells in tumors after treatment in correlative biomarker data where this was analyzed. Consistent with the earlier reported data, with an additional 15 months of patient follow-up, results from the January 5, 2023 data cut as published in the May 2023 Journal for ImmunoTherapy of Cancer from this study continue to be encouraging. As of that data cut-off date, 30 PD-1 naïve patients were enrolled with a minimum follow-up time of 49.8 months. Median OS was not reached, median PFS was 25.5 months, and 50% of patients (15/30) achieved a CR, or complete disappearance of their tumors and the ORR was 80% (73% confirmed ORR per RECIST 1.1). Patients who were anti-PD-1 antibody therapy resistant and enrolled in cohort B in this study had no response to therapy, which we believe shows that our vaccine works best in front-line metastatic melanoma patients, as we expected in this setting.

In November 2023, we fully enrolled a Phase 3 potentially registrational trial for IO102-IO103, the IOB-013/KN-D18 trial, in combination with pembrolizumab in anti PD-1/PD-L1 treatment naïve patients with unresectable or metastatic melanoma. While the MM1636 trial investigated IO102-IO103 in combination with nivolumab, we have made the commercial decision to investigate IO102-IO103 in combination with pembrolizumab in the Phase 3 trial. Nivolumab and pembrolizumab are both IgG4 subclass antibodies that target the PD-1 receptor. In a comparative data analysis by Moser (Annals of Oncology 2020), researchers found no difference between the effectiveness of frontline pembrolizumab and nivolumab in patients with advanced melanoma. The Phase 3 trial also includes a concurrent evaluation of the initial participants to allow for an assessment of safety (a safety run-in) for the combination of IO102-IO103 and pembrolizumab. The pembrolizumab for this trial is being supplied by Merck pursuant to a Clinical Trial Collaboration and Supply Agreement that we entered into in September 2021. The independent data monitoring committee for the IOB-013/KN-D18 trial convened its third meeting in September 2023 and recommended that the trial continue without modifications.

We are also investigating the IO102-IO103 cancer vaccine in several other solid tumor indications. We are conducting a Phase 2 basket trial, the IOB-022 trial, which will enable us to investigate multiple first-line solid tumor indications treatment naïve patients for metastatic disease. This basket trial is designed to investigate the safety and efficacy of IO102-IO103 in combination with pembrolizumab in patients with metastatic non-small cell lung cancer (NSCLC), adenocarcinoma histology, with PD-L1 TPS ≥ 50% (cohort A) or recurrent and/or metastatic squamous cell carcinoma of the head and neck (SCCHN) with CPS ≥ 20 (cohort B). We initiated the IOB-022 trial in April 2022 and as of August 21st, 2023, 42 patients were enrolled (28 in cohort A and 14 in cohort B). Consistent with the earlier reported data, results from the IOB-022/KN-D38 Phase 1/2 study of IO102-IO103 in combination with pembrolizumab in metastatic NSCLC or recurrent and/or metastatic SCCHN continue to be encouraging as of August 2023. Of the 28 patients enrolled in cohort A, 18 were efficacy evaluable per protocol having received at least two full cycles of treatment. Among the 18 evaluable patients, 10 patients had a partial response as their best overall response while 5 had stable disease and 3 patients had progressive disease. Of the 14 patients enrolled in cohort B, 6 were efficacy evaluable per protocol having received at least two full cycles of treatment. Among the 6 evaluable patients, 3 patients had a partial response as their best overall response while 3 patients had progressive disease. The safety profile observed to date in this study is consistent with prior clinical experience with IO102-IO103.

In addition to first-line cancer indications, we have initiated a trial to investigate IO102-IO103 in combination with pembrolizumab in a perioperative setting and used before or after surgery as a neo-adjuvant/adjuvant therapy. In April 2023, the FDA cleared the Company’s Investigational New Drug Application (IND) for the evaluation of IO102-IO103 in the neo-adjuvant/adjuvant treatment of solid tumors, the IOB-032 trial. As with our targeted first-line cancer indications, we are conducting this Phase 2 basket trial to investigate IO102-IO103 in combination with pembrolizumab in multiple solid tumor indications in anti PD-1/PD-L1 naïve settings focused initially on melanoma and SCCHN.

Our development of the IO102-IO103 combination is based on our prior separate development of IO102 and IO103. IO102 is our fully owned novel product candidate containing a single IDO-derived peptide sequence designed to engage and activate IDO-specific human T cells. IDO small molecule inhibitors have shown clinical potential in combination with PD-1 antibodies in early clinical trials, but have not been able to demonstrate the same level of efficacy in later-stage clinical trials. Our Phase 1 non-randomized trial of IO101, our first-generation IDO therapy, in NSCLC resulted in proof of concept for our approach, with 47% of patients displaying clinical benefit and an OS of 26 months in the treatment arm compared to 8 months in the group receiving standard of care. There were no grade 3 or higher adverse events (AEs). We have completed testing of IO102 in a randomized Phase 1/2 trial in combination with pembrolizumab standard-of-care in first-line treatment of patients with metastatic NSCLC. IO103 is our fully owned, novel product candidate containing a single PD-L1-derived peptide designed to engage and activate PD-L1 specific human T cells. Continued clinical development of IO102 and IO103 will be focused on their use in our dual- and multi-antigen approaches.

IO112 is our fully owned, novel product candidate containing a single Arginase 1-derived peptide designed to engage and activate Arginase 1-specific human T cells. IO112 is designed to target T cells that recognize epitopes derived from Arginase 1, which is an immunoregulatory enzyme highly expressed in difficult-to-treat tumors associated with high levels of myeloid-derived suppressor cells (MDSCs) including colorectal, breast, prostate and pancreatic and ovarian cancers. Arginase overexpression is a well-documented tumor escape mechanism. IO112 is currently being tested in a single arm first-in-human Phase 1 trial in patients with Arginase-positive solid tumors conducted in an investigator-initiated trial at the University of Copenhagen. We plan to continue IND-enabling activities for IO112.

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

Targeting TGFβ1 expressing cells in the TME via a vaccine approach presents a novel and attractive way to modulate the pathway and drive therapeutic benefit in cancer setting. We are developing and characterizing TGFβ1-selective peptide vaccines capable of inducing strong immune responses. Preliminary evidence in mouse models showed that treatment with a TGFβ1 vaccine drives T cell infiltration in the TME and might promote in vivo targeted cell killing. Further experimental work to elucidate the cellular and molecular mechanisms of a TGFβ1 vaccine is ongoing to support further development of a TGFβ1 vaccine (IO170) to modulate the TME for therapeutic benefit in a wide range of cancer indications. We plan to continue pre-clinical studies for IO170.

IO Biotech was established in December 2014 as a spin-off of the National Center for Cancer Immune Therapy at Herlev University Hospital in Denmark. We have assembled a seasoned management team and Board with extensive experience in developing novel oncology therapies, including advancing product candidates from preclinical research through to clinical development and ultimately to regulatory approval and commercialization. Our team is led by our founder, President and Chief Executive Officer, Mai-Britt Zocca, Ph.D., who has close to 20 years of experience as a biotech executive. Amy Sullivan, our Chief Financial Officer, joined us in October 2022 and brings 30 years of public company industry experience to IO Biotech. Qasim Ahmad, MD, our Chief Medical Officer, is a trained internist and clinical oncologist and has more than 20 years of experience in strategic clinical development, medical affairs, and obtaining marketing authorizations. Mads Hald Andersen, Ph.D., our scientific founder and advisor, is a Professor and director at the National Center for Cancer Immune Therapy, Herlev University Hospital and an internationally recognized immunology researcher. Our Board has deep expertise in the fields of immuno-oncology, business and finance.

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

On August 9, 2023, the Company completed the Private Placement, issuing (i) 37,065,647 shares of the Company’s Common Stock, and (ii) 37,065,647 Warrants to purchase up to 37,065,647 shares of Common Stock. The Purchase Price for the Common Stock and Warrant was $2.025 per share. The Company received $71.9 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

Since inception, we have had significant operating losses. Our net loss was $59.9 million for the nine months ended September 30, 2023, and $71.5 million and $67.9 million for the years ended December 31, 2022 and December 31, 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $237.6 million and $165.5 million in cash and cash equivalents.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily by aggregate net proceeds of $288.7 million from the issuance of convertible preference shares, convertible notes, ordinary shares and our IPO. In addition, the $71.9 million in net proceeds raised through the Private Placement will continue to allow us to finance our operations.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $165.5 million as of September 30, 2023, will be sufficient to continue funding our development activities into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement, cannot be assured and which we may not be able to pursue successfully again in the future.

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

Coronavirus Pandemic

Although the World Health Organization has declared that COVID-19 no longer represents a global health emergency and the federal government has terminated the COVID-19 national emergency and public health emergency, the actual and perceived impact of COVID-19 and any effect on our business cannot be predicted. As a result, there can be no assurance that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic may negatively impact our business, financial condition and results of operations causing interruptions or delays in the Company’s programs and services.

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

We have historically met the requirements to receive a tax credit in Denmark of up to 5.5 million Danish Kroner per year for losses resulting from research and development costs of up to 25 million Danish Kroner per year. The tax credit is presented as a reduction to research and development expense in the condensed consolidated statements of operations.

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. We generally have not tracked our research and development expenses on a program-by-program basis. Substantially all of our direct research and development expenses in the years ended December 31, 2022 and 2021 and in the nine months ended September 30, 2023 were on IO102-IO103 and consisted primarily of external costs, such as consultants, third-party contract organizations that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials.

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

Other Income (Expense), Net

Our other income (expense), net is comprised of:

•
Foreign currency exchange: The functional currency of our subsidiary in Denmark is the Euro. Transactions denominated in currencies other than the Euro result in exchange gains and losses that are recorded in our statements of operations.
•
Interest expense: For the three and nine months ended September 30, 2022, we incurred interest expense on account balances with banks and vendors. We did not incur interest expense for the three and nine months ended September 30, 2023.
•
Interest income: For the three and nine months ended September 30, 2023 and 2022, we recognized interest income on account balances invested in money market funds and on account balances with banks.

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following sets forth our results of operations:

	For the Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$17,655	$10,022	$7,633	76.2%
General and administrative	5,829	5,843	(14)	(0.2)%
Total operating expenses	23,484	15,865	7,619	48.0%
Loss from operations	(23,484)	(15,865)	(7,619)	48.0%
Other income	1,366	292	1,074	367.8%
Loss before income tax benefit (expense)	(22,118)	(15,573)	(6,545)	42.0%
Income tax (benefit) expense	(439)	115	(554)	(481.7)%
Net loss	$(21,679)	$(15,688)	$(5,991)	38.2%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$10,050	$3,821	$6,229	163.0%
Chemistry, manufacturing and control	1,706	1,105	601	54.4%
Personnel	5,123	4,251	872	20.5%
Consultants and other costs	776	845	(69)	(8.2)%
Total research and development expenses	$17,655	$10,022	$7,633	76.2%

Research and development expenses were $17.7 million for the three months ended September 30, 2023, compared to $10.0 million for the three months ended September 30, 2022. The increase of $7.6 million was primarily related to an increase in preclinical studies and clinical trial-related activities for our IO102-IO103 therapeutic vaccine candidate, including the continued execution of our Phase 3 clinical trial of $6.2 million, an increase in costs for chemistry, manufacturing and control activities of $0.6 million related to manufacturing activities of our IO102-IO103 product candidate and an increase in personnel costs of $0.9 million primarily related to a one time charge in equity-based compensation that were offset by a decrease in consultants and other costs of $0.1 million.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Personnel	$2,547	$1,932	$615	31.8%
Professional services	878	920	(42)	(4.6)%
Consultants and other costs	2,404	2,991	(587)	(19.6)%
Total general and administrative expenses	$5,829	$5,843	$(14)	(0.2)%

General and administrative expenses were $5.8 million for each of the three months ended September 30, 2023 and 2022. The increase in personnel costs of $0.6 million were due to an increase in head count that were offset by a decrease in consultants and other costs of $0.6 million primarily related to a decrease in consultant spend and insurance premiums.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	For the Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Currency exchange loss, net	$(342)	$(87)	$(255)	293.1%
Interest income	1,708	457	1,251	273.7%
Interest expense	—	(78)	78	(100.0)%
Other income (expense), net	$1,366	$292	$1,074	367.8%

Other income (expense), net was $1.4 million for the three months ended September 30, 2023, compared to $0.3 million for the three months ended September 30, 2022. The increase of $1.1 million was primarily due to the increase in interest income recognized on our money market fund.

Comparison of the nine months ended September 30, 2023 and 2022

The following sets forth our results of operations:

	For the Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$46,059	$32,553	$13,506	41.5%
General and administrative	17,201	18,482	(1,281)	(6.9)%
Total operating expenses	63,260	51,035	12,225	24.0%
Loss from operations	(63,260)	(51,035)	(12,225)	24.0%
Other income (expense)	3,858	(66)	3,924	(5,945.5)%
Loss before income tax expense	(59,402)	(51,101)	(8,301)	16.2%
Income tax expense	499	286	213	74.5%
Net loss	$(59,901)	$(51,387)	$(8,514)	16.6%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$22,679	$13,632	$9,047	66.4%
Chemistry, manufacturing and control	9,457	5,729	3,728	65.1%
Personnel	12,718	11,428	1,290	11.3%
Consultants and other costs	1,205	1,764	(559)	(31.7)%
Total research and development expenses	$46,059	$32,553	$13,506	41.5%

Research and development expenses were $46.1 million for the nine months ended September 30, 2023, compared to $32.6 million for the nine months ended September 30, 2022. The increase of $13.5 million was primarily related to an increase in preclinical studies and clinical trial-related activities for our IO102-IO103 therapeutic vaccine candidate, including the continued execution of our Phase 3 clinical trial of $9.0 million, an increase in costs for chemistry, manufacturing and control activities of $3.7 million related to manufacturing activities of our IO102-IO103 product candidate and an increase in personnel costs of $1.3 million primarily related to a one-time charge in equity-based compensation that were offset by a decrease in consultants and other costs of $0.6 million.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Personnel	$7,398	$5,519	$1,879	34.0%
Professional services	3,335	3,584	(249)	(6.9)%
Consultants and other costs	6,468	9,379	(2,911)	(31.0)%
Total general and administrative expenses	$17,201	$18,482	$(1,281)	(6.9)%

General and administrative expenses were $17.2 million for the nine months ended September 30, 2023, compared to $18.5 million for the nine months ended September 30, 2022. The decrease of $1.3 million was primarily related to a decrease in consultants and other costs of $2.9 million primarily related to a decrease in consultant spend and insurance premiums, which was offset by an increase in personnel costs of $1.9 million primarily related to an increase in headcount.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	For the Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(in thousands)
Currency exchange loss, net	$(74)	$(392)	$318	(81.1)%
Interest income	3,932	631	3,301	523.1%
Interest expense	—	(305)	305	(100.0)%
Other income (expense), net	$3,858	$(66)	$3,924	(5,945.5)%

Other income (expense), net was $3.9 million for the nine months ended September 30, 2023, compared to $(0.1) million for the nine months ended September 30, 2022. The increase of $3.9 million was primarily due to the increase in interest income recognized on our money market fund.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds of $288.7 million from the issuance of convertible preference shares, convertible notes, class A ordinary shares, and our IPO. In addition, on August 9, 2023, we completed the Private Placement, pursuant to which we raised an additional $71.9 million in net proceeds after deducting estimated offering expenses.

On November 9, 2021, we completed an IPO of our common stock and issued and sold 8,222,500 shares of common stock at a public offering price of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock, resulting in net proceeds of $103.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Since inception, we have had significant operating losses. Our net loss was $59.9 million for the nine months ended September 30, 2023 and $71.5 million and $67.9 million for the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $237.6 million and $165.5 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

On August 7, 2023, the Company entered into the Purchase Agreement, pursuant to which the Company agreed to sell and issue (i) 37,065,647 shares of the Company’s Common Stock, and (ii) 37,065,647 Warrants in the Private Placement. Each Purchaser’s Warrant is exercisable for a number of shares of Common Stock equal to one hundred percent of the aggregate number of shares of Common Stock purchased by such Purchaser. The purchase price for each share of Common Stock and Warrant was $2.025. The Warrants are exercisable at an exercise price of $2.47 per share, subject to adjustment as set forth therein. The Warrants are exercisable until the earlier of (i) February 9, 2027, and (ii) one day prior to the closing of an acquisition, as defined in the Warrants. The Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the Warrants. The Private Placement closed on August 9, 2023. The Company received $75.1 million in gross proceeds from the Private Placement, before deducting offering expenses of $3.2 million. The Company intends to use the net proceeds of $71.9 million from the Private Placement for general corporate purposes.

In addition, on February 15, 2023, we filed a new prospectus supplement with the SEC with respect to the offer and sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $19,500,000, establishing an at-the-market equity program. On February 15, 2023, we also entered into a Sales Agreement by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75,000,000 through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have not currently issued any shares pursuant to our at-the-market equity program.

We currently expect that our cash and cash equivalents of $165.5 million as of September 30, 2023, will be sufficient to fund our operating expenses and capital requirements into the fourth quarter of 2025. However, additional funding will be necessary to fund our future clinical and preclinical activities. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(48,942)	$(47,203)
Net cash used in investing activities	(211)	(341)
Net cash provided by financing activities	71,870	—
Net increase (decrease) in cash and cash equivalents	$22,717	$(47,544)

Net Cash Used in Operating Activities

Cash used in operating activities of $48.9 million for the nine months ended September 30, 2023 was primarily attributable to our net loss of $59.9 million, partially offset by a net increase of $3.9 million in our working capital accounts and an increase in non-cash items of $7.1 million primarily due to equity-based compensation.

Cash used in operating activities of $47.2 million for the nine months ended September 30, 2022 was primarily attributable to our net loss of $51.4 million and a net decrease of $1.9 million in our working capital accounts, partially offset by non-cash items of $6.1 million primarily due to equity-based compensation.

Net Cash Used in Investing Activities

Cash used in investing activities of $0.2 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively, was related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $71.9 million for the nine months ended September 30, 2023 was related to the net proceeds obtained from the issuance of common stock and warrants as part of the August 2023 private placement. We had no cash provided by financing activities for the nine months ended September 30, 2022.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $165.5 million as of September 30, 2023, will be sufficient to continue funding our development activities into the fourth quarter of 2025. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement, cannot be assured and which we may not be able to pursue successfully again in the future. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, potentially including collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations and Commitments

In March 2021, we entered into a new lease for our office space in Copenhagen, Denmark that was amended in September 2022 and is set to expire in December 2027. The lease for our office space in Copenhagen, Denmark is terminable upon six months’ notice. In January 2023, we entered into a new lease for laboratory space in Copenhagen, Denmark that expires in December 2027. In August 2021, we entered into a new lease for laboratory facilities and office space in Rockville, Maryland that expires in April 2027. In October 2021, we entered into a new lease for office space in New York, New York that expires in January 2027. In June 2023, we entered into a new lease for office space in Newport, United Kingdom that expires in May 2025.

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

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations in conducting research and development activities. We evaluate the probability associated with each source and use of cash resources in making our going concern determination. The research and development of pharmaceutical products is inherently subject to uncertainty. We currently expect that our cash and cash equivalents of $165.5 million as of September 30, 2023 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the condensed consolidated financial statements are issued.

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

Equity-based Compensation

We issued stock-based compensation awards through the granting of warrants and stock options, which generally vest over a four-year period. We issued 1,211,155 stock options with a weighted average exercise price of $5.34 to certain employees, board members and advisors during the year ended December 31, 2022. We also issued 2,077,103 stock options with a weighted average exercise price of $2.06 under our 2021 Equity Plan during the nine months ended September 30, 2023. In July 2023, we issued 348,153 options with a weighted average exercise price of $1.86 as inducement grants.

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

We use a Black-Scholes option pricing model to determine fair value of our warrants and stock options. The Black-Scholes option pricing model includes various assumptions, including the fair value of common shares, expected life of warrants and stock options, the expected volatility and the expected risk-free interest rate. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. As a result, if other assumptions had been used, equity-based compensation cost could have been materially impacted. Furthermore, if we use different assumptions for future grants, share-based compensation cost could be materially impacted in future periods.

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

Warrants Issued in Connection with Sale of Common Stock

The Company accounts for warrants issued as a separable unit in connection with sale of common stock as either liability or equity in accordance with Accounting Standards Codification (“ASC”) 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered liabilities if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as liability or equity. If warrants do not require liability classification under ASC 815-40 or other applicable generally accepted accounting principles in the United States of America ("U.S. GAAP") the warrants should be classified as equity.

The proceeds received from sale of equity classified warrants and shares of common stock in a bundled transaction are allocated based on the relative fair values of warrants and shares with no changes in fair value of warrants recognized after the issuance date.

Recently Adopted Significant Accounting Policies

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Emerging Growth Company (“EGC”) Status

As an EGC under the Jumpstart Our Business Startups (the “JOBS Act”), we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 14, 2023, Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 11, 2023 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form Q for the fiscal quarter ended June 30, 2023, filed with the SEC on August 11, 2023. Other than the risk factor noted below, there have been no material changes to the risk factors described in those reports.

Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine and conflicts in the Middle East, could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine and conflicts in the Middle East. While we do not have any operations in Russia or Ukraine at this time, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, disruptions to supply chains, etc.) and other potential uncertainties could adversely affect our business. Certain of our clinical trial sites are located in the Middle East and conflicts there may delay, limit or hinder on-going, planned or future trials and affect enrollment and retention of patients. Inability to enroll or retain patients and limitations or delays in clinical trials could increase costs and cause setbacks in product development. In the event geopolitical tensions fail to abate or deteriorate further, additional governmental sanctions may be enacted adversely impacting the global economy, which could adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On August 9, 2023, we completed the Private Placement in which we issued and sold (i) an aggregate of 37,065,647 shares of the Company’s common stock, $0.001 par value, and (ii) 37,065,647 Warrants to purchase up to 37,065,647 shares of Common Stock, $0.001 par value, to the Purchasers. The offer and sale of securities in the Private Placement were exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The Purchasers acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in the Private Placement. Each of the Purchasers was an accredited person and had adequate access to information about the Company. The co-placement agents in connection with the Private Placement were Morgan Stanley & Co. LLC & Piper Sandler & Co.

We raised $71.9 in net proceeds after deducting underwriting discounts, commissions and other issuance costs of $3.2 million in the Private Placement. No underwriting discounts and commissions or offering expenses were paid directly or indirectly to any of our directors of officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

We raised $103.3 million in net proceeds after deducting underwriting discounts and commissions of $8.0 million and other offering expenses of $3.8 million payable by us. No underwriting discounts and commissions or offering expenses were paid directly or indirectly to any of our directors of officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of proceeds from our IPO, as described in the Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1

Securities Purchase Agreement, dated August 7, 2023, by and among the Company and the Purchasers (filed as an exhibit to our Current Report on Form 8-K dated August 7, 2023 and incorporated herein by reference).

10.2

Registration Rights Agreement, dated August 7, 2023, by and among the Company and the Purchasers (filed as an exhibit to our Current Report on Form 8-K dated August 7, 2023 and incorporated herein by reference).

10.3*	Severance agreement between the Registrant and Eva Ehrnrooth, dated August 10, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IO Biotech, Inc.

Date: November 13, 2023	By:	/s/ Mai-Britt Zocca
Mai-Britt Zocca, Ph.D.
Chief Executive Officer and Director
(Principal Executive)

Date: November 13, 2023	By:	/s/ Amy Sullivan
Amy Sullivan
Chief Financial Officer
(Principal Financial Officer)