Form 10-K
period 2023-12-31
IO Biotech, Inc.
filed 2024-03-05
CIK 1865494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $31.1 million.

The number of shares of Registrant’s Common Stock, par value $0.001 per share, outstanding as of February 28, 2024 was 65,880,914.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to its 2024 Annual Meeting of Stockholders have been incorporated by reference herein in response to Part III, as specifically set forth in Part III.

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
•
We rely on third-party contract manufacturing organizations (CMOs) to manufacture our product candidates, which can be complex. Our CMOs may encounter difficulties in production, particularly with respect to process development or scale-up of our product candidates. If our CMOs encounter difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped.
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
•
Public health emergencies, geopolitical conflicts or other significant domestic and international events could have a material adverse impact on our business, financial condition and results of operations, including the execution of our clinical trials.
•
The proposals to revise the European Union (EU) legislation on pharmaceutical products could lead to uncertainties over the regulatory framework that will be applicable to medicinal products in the EU, including orphan and pediatric medicinal products.
•
The price of our common stock may be volatile or may decline regardless of our operating performance and you may lose all or part of your investment.
•
We are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.

•
Our internal information technology systems, or those of our third-party contract research organizations (CROs) or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business. Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
the timing, progress and the success of our clinical trials of IO102-IO103, IO112, IO170 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for IO102-IO103, IO112, IO170 or any other product candidates we may develop;
•
regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•
our ability to obtain, including on an expedited basis, and maintain regulatory approval of IO102-IO103, IO112, IO170 or any other product candidates we may develop;
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
•
the potential attributes and clinical benefits of the use of IO102-IO103, IO112, IO170 or any other product candidate, if approved by the relevant regulatory bodies;
•
our ability to successfully commercialize IO102-IO103, IO112, IO170 or any other product candidates we may identify and pursue, if approved by the relevant regulatory bodies;
•
our ability to successfully establish or maintain collaborations or strategic relationships for our product candidates;
•
the rate and degree of market acceptance of IO102-IO103, IO112, IO170 or any other product candidates we may identify and pursue;
•
our ability to obtain orphan drug designation, Breakthrough Therapy Designation (BTD), accelerated or other approval for any of our product candidates we may identify;
•
our expectations regarding government and third-party payor coverage and reimbursement;

•
our ability to manufacture, including through CMOs, IO102-IO103, IO112, IO170 or any other product candidate in conformity with the Food and Drug Administration's (FDA’s) requirements and the requirements of other applicable regulatory authorities;
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
•
our ability to obtain and maintain intellectual property protection for IO102-IO103, IO112, IO170 or any other product candidates we may identify and pursue;
•
our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•
our expectations regarding the time during which we will be an emerging growth company (EGC) under the Jumpstart Our Business Startups Act (JOBS Act);
•
our financial performance;
•
the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, and other significant public health emergencies or geopolitical events on any of the foregoing or any other aspects of our business operations;
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

v

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company developing novel, immune-modulating therapeutic cancer vaccines based on our T-win® platform. Our T-win product candidates are designed to kill both tumor cells and immune-suppressive cells in the tumor microenvironment (TME) by stimulating the activation and expansion of T cells against IDO+ and/or PD-L1+ target positive cells, resulting in the modulation of the TME, creating a more pro-inflammatory environment, and the potentiation of anti-tumor activity by unleashing the tumor killing by effector T cells. We believe this could represent a paradigm shift in the management of cancer and that our product candidates have the potential to advance the oncology treatment paradigm, amplifying treatment effects across the spectrum of melanoma and other tumor types. Our lead therapeutic cancer vaccine candidate, IO102-IO103, is designed to target the immunosuppressive mechanisms mediated by indoleamine 2,3-dioxygenase (IDO) and programmed death ligand 1 (PD-L1). In a single-arm Phase 1/2 clinical trial of 30 patients with metastatic melanoma, IO102-IO103 in combination with nivolumab, an anti-programmed cell death 1 (PD-1) checkpoint inhibitor, demonstrated proof of concept by increasing the overall response rate (ORR) of what is reported with an anti-PD-1 antibody alone. The combination induced meaningful tumor regression and achieved rapid, deep and durable responses with a favorable tolerability profile without adding systemic toxicity to what is seen with an anti-PD-1 monotherapy in this patient population. Safety was the primary endpoint of this trial, immune response was the secondary endpoint and clinical efficacy was the tertiary endpoint. The clinical efficacy endpoints in this trial included objective response (OR), progression free survival (PFS) and overall survival (OS). In this trial, we observed a confirmed ORR of 73% as per RECIST 1.1, a complete response rate (CRR) of 50% and 25.5 months of PFS. Based on these results, IO102-IO103, in combination with pembrolizumab, was granted BTD by the FDA for treatment of unresectable/metastatic melanoma and we initiated a global Phase 3 trial.

We enrolled the first patient in a potentially registrational Phase 3 trial for IO102-IO103 in combination with pembrolizumab as a potential first-line treatment in advanced melanoma, the IOB-013/KN-D18 trial, in May of 2022. We randomized 225 patients in June 2023 and fully enrolled the trial in November 2023. On June 14, 2023, we announced that we amended the protocol and increased the number of patients to be enrolled in the Phase 3 trial from original 300 patients to revised 380 patients, which could potentially accelerate the time to reach the primary endpoint of PFS, which is an event-based driven analysis and will be assessed when 226 events (progression or death) are registered in the trial. The primary endpoint is powered at 89% to detect a hazard ratio of 0.65. The Phase 3 trial protocol has a planned interim analysis of ORR to be conducted 12 months after 225 patients have been randomized; if the investigational arm demonstrates a highly statistically significant improvement in ORR compared to the control arm, with a p-value<0.005, then the interim analysis could allow for potential submission of a Biologics License Application (BLA) for accelerated approval in the United States. When we designed the interim analysis, we assumed that patients treated with IO102-IO103 in combination with pembrolizumab would show an ~18-point improvement in ORR compared to the patients treated with pembrolizumab alone. The trial design and discussions with FDA are aimed at potentially pursuing accelerated approval, if the trial data are favorable, based on the interim analysis of ORR, supported by other data. If the data are supportive, we also plan to file a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) based on the primary endpoint of PFS after the data are available, which is expected to occur in the second half of 2025.

Our T-win platform is a novel approach to cancer vaccines designed to activate pre-existing T cells to target immunosuppressive mechanisms. Our T-win product candidates are designed to employ a dual mechanism of action: (1) direct killing of immunosuppressive cells, including both tumor cells and genetically stable cells in the TME, that express IDO and/or PD-L1 (in the case of IO102-IO103), Arginase 1 (in the case of IO112) or TGFβ1 (in the case of IO170), and (2) modulation of the TME into a more pro-inflammatory, anti-tumor environment. Our T-win platform is built upon our team’s deep understanding of both the TME and a tumor’s ability to evade surveillance and destruction by the immune system. Our approach is in contrast to previous methods that have sought to either block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed by tumor cells.

We are developing a pipeline of product candidates that leverage our T-win platform to address targets within the TME. In addition to melanoma, we are currently evaluating IO102-IO103 in multiple solid tumor indications to potentially expand the market opportunity for IO102-IO103. We are also focusing on additional targets that play key roles in immunosuppression and that are expressed in a broad range of solid tumors. Our current pipeline of product candidates and expected upcoming milestones are summarized in the tables below.

* In combination with pembrolizumab

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

On December 14, 2020, the FDA granted us BTD for the IO102-IO103 cancer vaccine in combination with pembrolizumab for the treatment of patients with unresectable or metastatic melanoma based on data from the Phase 1/2 clinical trial, MM1636. A BTD enables us to solicit more frequent and intensive guidance from the FDA as to how to conduct an efficient development program for IO102-IO103. The MM1636 trial was an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma receiving IO102-IO103 and nivolumab, an anti-PD-1 monoclonal antibody. In this trial, investigators initially observed an ORR of 80% (24 out of 30 patients) and confirmed best ORR of 73% based on RECIST 1.1. 50% of patients achieved a complete response (CR), or complete elimination of their tumors. Overall tolerability of the combination was favorable, with no significant added systemic toxicity from what has been reported with nivolumab alone. While a total of five patients (17%) experienced a treatment-related high-grade adverse event (grade 3-5), and 17% discontinued treatment with both nivolumab and IO102-IO103, data from this trial suggests a manageable tolerability profile for patients. In addition, we have observed treatment-induced infiltration of CD3+/CD8+ T cells into the tumor site in responding patients and detected IO102 and/or IO103-specific T cells in tumors after treatment in correlative biomarker data where this was analyzed. Consistent with the earlier reported data, with an additional 15 months of patient follow-up, results from the January 5, 2023 data cut as published in the May 2023 Journal for ImmunoTherapy of Cancer from this study continue to be encouraging. As of that data cut-off date, 30 PD-1 naïve patients were enrolled with a minimum follow-up time of 49.8 months. Median OS was not reached, median PFS was 25.5 months, and 50% of patients (15/30) achieved a CR, or complete disappearance of their tumors, and the ORR was 80% (73% confirmed ORR per RECIST 1.1). Patients who were anti-PD-1 antibody therapy resistant and enrolled in cohort B in this study had no response to therapy, which we believe shows that our vaccine works best in front-line metastatic melanoma patients, as we expected in this setting.

In November 2023, we fully enrolled a Phase 3 potentially registrational trial for IO102-IO103, the IOB-013/KN-D18 trial, in combination with pembrolizumab in anti PD-1/PD-L1 treatment naïve patients with unresectable or metastatic melanoma. While the MM1636 trial investigated IO102-IO103 in combination with nivolumab, we have made the commercial decision to investigate IO102-IO103 in combination with pembrolizumab in the Phase 3 trial. Nivolumab and pembrolizumab are both immunoglobulan G4 (IgG4) subclass antibodies that target the PD-1 receptor. In a comparative data analysis by Moser (Annals of Oncology 2020), researchers found no difference between the effectiveness of frontline pembrolizumab and nivolumab in patients with advanced melanoma. The Phase 3 trial also includes a concurrent evaluation of the initial participants to allow for an assessment of safety (a safety run-in) for the combination of IO102-IO103 and pembrolizumab. The pembrolizumab for this trial is being supplied by Merck pursuant to a Clinical Trial Collaboration and Supply Agreement that we entered into in September 2021. The independent data monitoring committee (IDMC) for the IOB-013/KN-D18 trial convened its third meeting in September 2023 and the IDMC recommended that the trial continue without modifications.

We are also investigating the IO102-IO103 cancer vaccine in several other solid tumor indications. We are conducting a Phase 2 basket trial, the IOB-022 trial (KN-D38), which will enable us to investigate multiple first-line solid tumor indications treatment naïve patients for metastatic disease. This basket trial is designed to investigate the safety and efficacy of IO102-IO103 in combination with pembrolizumab in patients with metastatic non-small cell lung cancer (NSCLC), adenocarcinoma histology, with PD-L1 TPS ≥ 50% (cohort A) or recurrent and/or metastatic squamous cell carcinoma of the head and neck (SCCHN) with CPS ≥ 20 (cohort B). We initiated the IOB-022 trial in April 2022 and as of August 21, 2023, 42 patients were enrolled (28 in cohort A and 14 in cohort B). Consistent with the earlier reported data, preliminary results from the IOB-022/KN-D38 Phase 1/2 study of IO102-IO103 in combination with pembrolizumab in metastatic NSCLC or recurrent and/or metastatic SCCHN continue to be encouraging as presented at the European Society for Medical Oncology (ESMO) conference held in October 2023. Of the 28 patients enrolled in cohort A, 18 were efficacy evaluable per protocol having received at least two full cycles of treatment. Among the 18 evaluable patients, 10 patients had a partial response as their best overall response while 5 had stable disease and 3 patients had progressive disease. Of the 14 patients enrolled in cohort B, 6 were efficacy evaluable per protocol having received at least two full cycles of treatment. Among the 6 evaluable patients, 3 patients had a partial response as their best overall response while 3 patients had progressive disease. The safety profile observed to date in this study is consistent with prior clinical experience with IO102-IO103.

In addition to first-line cancer indications, we have initiated a trial to investigate IO102-IO103 in combination with pembrolizumab in a perioperative setting and used before or after surgery as a neo-adjuvant/adjuvant therapy. In April 2023, the FDA cleared the Company’s Investigational New Drug (IND) application for the evaluation of IO102-IO103 in combination with pembrolizumab, given before (neo-adjuvant) and after (adjuvant) surgery in patients with resectable melanoma and squamous cell carcinoma of the head and neck, the IOB-032 trial (PN-E40). We anticipate that the study will enroll approximately 15 patients with melanoma and 15 patients with SCCHN, each of whom will be a candidate for surgical resection with curative intent and will not have experienced prior systemic therapy for the tumor under study. We expect that patients entering the study will begin neoadjuvant treatment 4-9 weeks prior to surgery for their respective tumor indication. During the 4-9 week neoadjuvant period, patients will receive IO102-IO103 in combination with pembrolizumab every 3 weeks (Q3W) for 3 cycles (melanoma) or 2-3 cycles (SCCHN). After patients recover from surgery, they will receive adjuvant treatment with IO102-IO103 in combination with pembrolizumab Q3W for up to 15 cycles. The primary endpoint will be major pathologic response (MPR) in the resected tumor tissue after neoadjuvant treatment; secondary endpoints will be pathological CR and ORR; and other endpoints will be disease-free survival (DFS), event-free survival (EFS), and safety. We announced in a press release issued on December 21, 2023 that the first patient in the IOB-032 trial was enrolled and dosed. In addition, we also filed a protocol amendment with the FDA in December 2023 to initiate enrollment of 30 new patients with resectable melanoma in a randomized cohort C study in the IOB-032 trial. Patients in cohort C will be randomized 1:1 to receive the neoadjuvant treatment of either IO102-IO103 in combination with pembrolizumab or pembrolizumab alone, and will continue with the same regimen in the post-surgery phase. We are currently awaiting response from the FDA and, if the amendment is approved, we project that we will commence with the amended protocol in the second quarter of 2024.

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

IO112 is our fully owned, novel product candidate containing a single Arginase 1-derived peptide designed to engage and activate Arginase 1-specific human T cells. IO112 is designed to target T cells that recognize epitopes derived from Arginase 1, which is an immunoregulatory enzyme highly expressed in difficult-to-treat tumors associated with high levels of myeloid-derived suppressor cells (MDSCs) including colorectal, breast, prostate and pancreatic and ovarian cancers. Arginase overexpression is a well-documented tumor escape mechanism. IO112 was tested in a single arm first-in-human Phase 1 trial in patients with Arginase-positive solid tumors conducted in an investigator-initiated trial at the University of Copenhagen. We plan to continue IND-enabling activities for IO112 in 2024 and expect to initiate an IND filing in 2025.

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

We believe that targeting transforming growth factor beta 1 (TGFβ1) expressing cells in the TME via a vaccine approach presents a novel and attractive way to modulate the pathway and drive therapeutic benefit in the cancer setting. We are developing and characterizing TGFβ1-selective peptide vaccines capable of inducing strong immune responses. Preliminary evidence in mouse models showed that treatment with a TGFβ1 vaccine drives T cell infiltration in the TME and might promote in vivo targeted cell killing. We are currently conducting further experimental work to elucidate the cellular and molecular mechanisms of a TGFβ1 vaccine to support further development of a TGFβ1 vaccine (IO170) to modulate the TME for therapeutic benefit in a wide range of cancer indications. We plan to continue pre-clinical studies for IO170 in 2024.

Our Strategy

To achieve our goals, we aim to leverage our T-win® platform to transform cancer treatments by creating a broad portfolio of cancer vaccines focused on targets within the TME.

The key elements of our strategy are to:

•
Advance our lead product candidate, IO102-IO103, toward approval in combination with anti-PD-1 therapy in first-line treatment of advanced melanoma. We were granted BTD by the FDA based on a confirmed ORR of 73% as per RECIST and CRR of 50% in MM1636, the Phase 1/2 clinical trial of IO102-IO103 in combination with nivolumab in first-line treatment of patients with melanoma. We enrolled the first patient in the IOB-013/KN-D18 trial in May of 2022, randomized 225 patients as of June 2023, at which time we also increased the total number of patients to be enrolled to 380 patients, and subsequently fully enrolled and randomized the trial in November 2023. The Phase 3 trial protocol has a planned interim analysis of ORR 12 months after 225 patients have been randomized. The trial design and discussions with the FDA are aimed at pursuing accelerated approval in the event the investigational arm demonstrates a highly statistically significant improvement in ORR compared to the control arm, with a p-value<0.005, as further supported by other data. In addition, if the data is supportive, we also plan to file an MAA with the EMA based on the primary endpoint of PFS, once data related to this endpoint is available, which we expect in the second half of 2025;

•
Broaden clinical development of IO102-IO103 into other solid tumor settings through basket trials in the first line metastatic and neo-adjuvant / adjuvant treatment settings. We are executing a Phase 2 basket trial, the IOB-022 trial, of IO102-IO103 in combination with pembrolizumab in the first line solid tumor setting. This basket trial enrolls PD-1/PD-L1 treatment naïve patients with metastatic disease, including NSCLC (cohort A) and SCCHN (cohort B). We enrolled the first patient in our Phase 2 basket trial in solid tumors in 2022 and released encouraging preliminary initial data from the 42 patients enrolled in the IOB-022 study in August 2023. Of the 28 patients enrolled in cohort A, 18 were efficacy evaluable per protocol having received at least two full cycles of treatment. Among the 18 evaluable patients, 10 patients had a partial response as their best overall response while 5 had stable disease and 3 patients had progressive disease. Of the 14 patients enrolled in cohort B, 6 were efficacy evaluable per protocol having received at least two full cycles of treatment. Among the 6 evaluable patients, 3 patients had a partial response as their best overall response while 3 patients had progressive disease. The safety profile observed to date in this study is consistent with prior clinical experience with IO102-IO103 with no added systemic toxicity. We expect to report additional data from this study in 2024. Additionally, in April 2023, the FDA cleared the Company’s IND for the evaluation of IO102-IO103 in the neo-adjuvant/adjuvant treatment of solid tumors in the IOB-032 trial. As with our targeted first-line cancer indications, we are conducting this Phase 2 basket trial to investigate IO102-IO103 in combination with pembrolizumab in multiple solid tumor indications in anti PD-1/PD-L1 naïve settings focused initially on melanoma and SCCHN. In this trial, combination therapy will be used before and after surgical resection with curative intent. We expect to report initial data from this study in 2025. These two basket trials build on the data that we have generated from prior trials of our single epitope product candidates, IO102 and IO103, including the anti-tumor activity that we have observed with the use of our first-generation IDO compound in NSCLC;
•
Leverage our T-win platform to design and advance a portfolio of novel immune-modulating cancer vaccine product candidates, including IO112 and additional future product candidates. Since inception, our T-win platform has allowed us to rapidly identify and develop multiple pipeline candidates. Our product candidate, IO112, targets Arginase 1, which is over-expressed in solid tumors where MDSCs are known to play key roles in immune resistance. IO112 is currently being tested in a single arm first-in-human Phase 1 trial in patients with Arginase-positive solid tumors conducted in an investigator-initiated trial at the University of Copenhagen. We plan to continue IND-enabling activities for IO112 in 2024 and expect to initiate an IND filing in 2025. We are continuing to evaluate other targets within the TME, including TGFβ1 and intend to leverage our T-win® platform to bring additional product candidates into the clinic over time which could be used alone or in combination with other candidates. We believe that targeting TGFβ1 expressing cells in the TME via a vaccine approach presents a novel and attractive way to modulate the pathway and drive therapeutic benefit in cancer setting. We are currently developing and characterizing TGFβ1-selective peptide vaccines capable of inducing strong immune responses. We plan to continue pre-clinical studies of a TGFβ1 vaccine in 2024;
•
Strengthen our position in the immunotherapy field through the continuous innovation and expansion of our T-win platform. We have extensive knowledge about the characterization of immunosuppressive mechanisms in the TME and pharmacology. We plan to continue investing in our platform in order to stay at the forefront of developments in the immunotherapy space. Our platform is supported by a strong patent portfolio consisting of 17 different families, filed in all major markets. We plan to continue investing in intellectual property to support our platform and product candidates;
•
Maximize the value of our product candidates and pipeline by selectively entering into strategic collaborations. We hold worldwide development and commercial rights to our pipeline of compounds, and we intend to commercialize our product candidates, if approved, in key geographies. We have entered, and may enter in the future, into collaborations that grant us access to certain compounds owned by third parties to enable therapeutic combinations that could enhance the clinical and commercial potential of four product candidates. For example, we have entered into a non-exclusive, clinical supply agreement with MSD International GmbH (MSDIG)/Merck, to evaluate IO102-IO103 in combination with pembrolizumab plus chemotherapy and as a neo-adjuvant/adjuvant therapy; and
•
Build a leading immune-modulating therapeutic cancer vaccine company while maintaining a strong culture of innovation, valuing diversity and putting patients at the center of everything we do. We will continue to apply our deep understanding of the TME to the discovery and development of novel immune-modulating therapeutic cancer vaccines that have the potential to provide breakthroughs for cancer patients who are currently underserved by available therapies. We place a high value on the diversity of our team – including gender, background and expertise – to foster this culture of innovation.

Our Approach to Therapeutic Cancer Vaccines

Our product candidates are designed to induce the immune system to simultaneously target and disrupt multiple pathways that regulate tumor-induced immunosuppression. We believe this represents a paradigm shift in the management of cancer and that our product candidates have the potential to become cornerstones of the treatment regimens of multiple solid tumors. Our T-win platform is built upon our team’s deep understanding of both the TME and a tumor’s ability to evade surveillance and destruction by the immune system.

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

The intricate system of how immune cells interact and propagate a signal to elicit an immune response in cancer is known as tumor immune regulation. Successful antitumor immunity requires optimal interactions between immune and non-immune constituents of the TME. The immune system is comprised of both activating and suppressing functions built up by a myriad of different cell types. These various immune cells function to activate or suppress immune activity. We have described some of the key cellular factors contributing to anti-tumor immunity below and have classified them as immune activators or immune suppressors. However, many of these cell types can differentiate and acquire distinct functions in response to changing circumstances, known as cellular plasticity, which allows cells to switch from being immune activating to immune suppressing, or the reverse, based on certain immune triggers.

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

Tumor-associated macrophages (TAMs), tolerogenic dendritic cells (DCs) and myeloid-derived suppressor cells (MDSCs)

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

•
IDO: IDO is a metabolic enzyme that regulates immune function through depletion of tryptophan, which is essential for T cell effector function, as well as production of immunosuppressive metabolites such as kynurenine. Such depletion of tryptophan and production of kynurenine is also known as canonical immune suppression. IDO also suppresses immunity through non-enzymic effects, known as non-canonical immunosuppression. IDO has been demonstrated to be a critical cellular factor contributing to the suppression of anti-cancer immunity. IDO is expressed in many solid tumors and hematological malignancies and its activity has been shown to correlate with poor prognoses and reduced rates of survival;
•
Arginase: Arginase is an enzyme that contributes to immune regulation by catabolizing and limiting the availability of arginine, which is essential for immune effector cell survival and growth. Arginase overproduction by immunosuppressive cells such as MDSCs is a well-documented tumor escape mechanism. Arginase is highly expressed in difficult-to-treat cancers, including colorectal, breast, prostate, pancreatic and ovarian cancers, and it is associated with high levels of MDSCs; and
•
TGFIβ1: TGFβ1 is one of the key molecules that contribute to immunosuppression and it is produced in large amounts in the TME not only by cancer cells but also by suppressive and regulatory cells. We believe targeting TGFβ1 expressing cells in the TME via a vaccine approach presents a novel and attractive way to modulate the pathway and drive therapeutic benefit in cancer setting. Preliminary evidence in mouse models showed that treatment with a TGFβ1 vaccine drives CD4+ T cell infiltration in the TME and might promote in vivo targeted cell killing.

These immune markers are often dysregulated and over-expressed in a wide range of cancers. The figure below shows the role of these molecules in immunosuppression within the TME:

Figure 1: Selected Drivers of Immunosuppression in the TME

Engaging the Immune System to Fight Cancer

In recent years, rapidly growing understanding of the interaction between cancer and the immune system, known as immuno-oncology, has led to the development of a number of therapeutic approaches that aim to counter the tumor-driven immunosuppression in the TME, to allow the immune system to fight cancer. These approaches include:

•
Checkpoint Inhibitors: Checkpoint inhibitors include PD-1, PD-L1 antibodies and cytotoxic T-lymphocyte associated protein 4 (CTLA-4), among others. PD-1 and PD-L1 antibodies block the immunoregulatory functions of PD-1 and PD-L1, respectively, allowing T cell-mediated immune responses against tumor cells. PD-1 and PD-L1 antibody therapies have shown significant clinical efficacy resulting in broad commercial success. However, while such therapies are highly effective in certain subsets of patients with specific types of tumor, there are a significant number of cancer patients for whom these therapies are not effective.

•
IDO Inhibitors: IDO inhibitors aim to alleviate the immunosuppressive effects of the IDO protein by blocking one of its well-established biological functions: its enzymatic activity responsible for converting tryptophan (a desirable T cell metabolite) into kynurenine (a non-desirable T cell metabolite contributing to a hostile tumor microenvironment). This is often referred to as the canonical immune suppressive function of IDO. However, there is also evidence demonstrating that the protein induces immune suppression of T cells via a mechanism independent of tryptophan conversion, often referred to as the non-canonical immune suppressive function of IDO. Hence, blocking the immune suppressive activity of IDO will likely require blocking all its related functions. IDO inhibitors have shown clinical potential in combination with anti-PD1 antibodies in early-stage trials but have not been able to demonstrate the same level of efficacy in late-stage clinical trials.
•
Peptide immunotherapies: These therapies are based on peptides which represent tumor antigens, pieces of a key protein, or surface markers on the cancer cell, and whose presentation to the adaptive immune system leads to a specific immunological response directed at their target. Their aim is to direct immune system effector functions, including CD8+ T cells, against antigens expressed on tumor cells. Although previous peptide immunotherapies have demonstrated attractive safety and tolerability profiles, they have only demonstrated modest clinical efficacy to date, likely reflecting (i) the ability of tumors to escape immune recognition by loss of antigens and (ii) the ability of tumors to orchestrate an immunosuppressive microenvironment. Collectively, these abilities are referred to as tumor immune escape.

These immuno-oncology approaches typically block a single immunosuppressive pathway employed by tumors or direct the immune system against antigens or neoantigens expressed by tumors cells. We believe that, by directing the immune system against both tumor cells and other healthy cells within the TME that express immunosuppressive molecules such as PD-1 or IDO, we have the potential to drive significant benefits for patients by transforming the immune balance within the TME.

Our Approach: Targeting The TME With Our T-win® Platform

Our T-win platform is a novel approach to cancer vaccines designed to activate pre-existing T cells to target immunosuppressive mechanisms. Our T-win product candidates are designed to employ a dual mechanism of action: (1) direct killing of immunosuppressive cells, including both tumor cells and genetically stable cells in the TME, that express key immunosuppressive proteins such as IDO and PD-L1 and (2) modulation of the TME into a more pro-inflammatory, anti-tumor environment. This is in contrast to previous methods that have sought either to only block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed only by tumor cells. We believe that our dual mechanism approach has the potential to induce tumor regression, establish lasting and durable antitumor response, and achieve manageable tolerability for patients.

Our T-win platform is based on our discovery of naturally occurring, pro-inflammatory T cells which can be used against immunosuppressive mechanisms mediated by key immunosuppressive proteins, such as IDO and PD-L1, that are present in the periphery and among tumor-infiltrating lymphocytes of cancer patients and, to a lesser degree, in healthy individuals (Figure 2 below). When isolated and cultured in vitro, the self-reactive IDO- or PD-L1-specific T cells demonstrated proinflammatory and cytotoxic responses against IDO- or PD-L1-expressing target cells (Figure 3 below).

Key Components of Our T-win® Platform

Based on this discovery, we created our T-win platform to direct the immune system against, both tumor cells and genetically stable cells, within the TME that express immunosuppressive proteins, with the goal of transforming the immune balance within the TME.

The key elements of our T-win platform are:

•
Target selection: We select targets based on well-documented immunosuppressive proteins that are known to be overexpressed in the TME across a wide range of tumors. Our target selection relies on the identification of T cell immunity against these key immune resistance pathways in the TME;
•
Epitope selection: After a target is selected, the ability of the immune system to attack cells overexpressing immunosuppressive molecules is confirmed by examination of intrinsic T cell immunity. The initial epitope selection process involves screening peptide antigens, which are designed using both an in silico algorithm and our know-how for T cell reactivity in peripheral blood mononuclear cells derived from cancer patients across several indications. Upon identification of an immunogenic peptide antigen, the functionality of reactive T cells is then subjected to further testing to evaluate whether activation leads to a favorable pro-inflammatory or anti-tumorigenic phenotype. Every T-win platform product candidate is designed to contain both CD4+ and CD8+ T cell epitopes that can be recognized over a wide range of patient population; and
•
Adjuvant: T-win peptide product candidates are administered together with an adjuvant, such as Montanide. This provides protection to and facilitates effective release of our T-win peptide product candidates upon injection.

T-win Platform Mechanism of Action

Our product candidates are designed to drive the activation and expansion of T cells reactive to immunosuppressive antigens. Upon trafficking these T cells into the tumor site, effective anti-tumor response is induced by a dual mode of action:

•
Recognition and elimination of tumor cells; and
•
Recognition and elimination of immunosuppressive cells.

We believe our T-win platform offers a novel approach that targets both tumor cells as well as genetically stable host immunosuppressive cells, in order to avoid immune escape. By attracting pro-inflammatory cells against immunosuppression within the TME, T-win product candidates are designed to alter the immunologically unfavorable TME environment into a pro-inflammatory milieu, thereby enhancing effective anti-tumor T cell responses. We believe that our T-win platform is the only existing platform that utilizes the intrinsic ability of cancer patients’ own T cells to target immunosuppression in the TME.

Administration of our T-win product candidates via subcutaneous injection (Figure 4, step 1) selectively activates and expands pre-existing CD4+ and CD8+ T cell responses against the T-win product candidate targeted antigens, such as those derived from IDO, in the draining lymph nodes (Figure 4, step 2). The resulting T cells migrate to the tumor sites, where target cells with elevated expression of T-win product candidate targeted antigens are found in the TME. Upon recognition and engagement of the targeted cells, the T cells either directly eliminate the cells by cytotoxic lysis or respond by the release of proinflammatory cytokines (Figure 4, step 3). Elimination of immunosuppressive target cells and concomitant immune modulation of the TME into an inflamed environment results in net enhancement of T effector infiltration and enhanced anti-tumor responses (Figure 4, step 4).

Figure 4: Illustration of T-win® Platform Mechanism of Action

Advantages of the T-win Platform

We believe our T-win platform has the potential to pave the way for novel cancer vaccines with increased therapeutic effect and limited additional tolerability concerns. Potential advantages of our T-win platform include:

•
Durability of response: T-win product candidates are designed to target not only tumor cells but also genetically stable healthy immunosuppressive cells, with the aim of avoiding immune escape. We believe that our approach of killing direct and indirect targets may lead to immune memory, and thus sustained anti-tumor effect over time;
•
Dual and Multi-Epitope Design: In our product candidates, we often seek to include dual or multiple epitopes. The rationale behind this approach is based on the complexity of cancer, where individual patients suffering from the same cancer indication may have a different expression of immunoregulatory antigens and as a result may not respond to a single epitope treatment. We believe that an approach of targeting separate immune resistant pathways in the TME will enable our product candidates to address a larger pool of patients than therapies that are currently available are able to reach;
•
Tolerability: Therapies based on subcutaneously injected peptides have been observed to be well-tolerated in over 200 clinical trials. If T-win product candidates based on subcutaneously injected peptides are similarly well-tolerated, our product candidates could have the potential to be used as components of combination therapy in early treatment settings;
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
•
Well-understood manufacturing process: The compounds necessary for the production of product candidates based on T-win platform are manufactured through a well-known synthetic chemistry process. We believe this enables us to reproduce high quality product at an anticipated low cost of goods; and
•
Time to Treatment: T-win product candidates are designed to be readily available, off-the shelf vaccines with the potential to provide immediate treatment compared to personalized approaches.

Current Trials

Proposed Registrational Trial in Melanoma Under BTD by FDA

Based on the results of the MM1636 trial, we recruited for a multicenter, international, open-label, randomized, two-arm Phase 3 potentially registrational trial of IO102-IO103, the IOB-013/KN-D18 trial, in combination with pembrolizumab as first-line treatment for patients with previously untreated unresectable or metastatic (advanced) melanoma. The Phase 3 trial initially had a target enrollment of 300 patients randomized into either the experimental arm of IO102-IO103 in combination with pembrolizumab or the pembrolizumab control arm. As of June 2023, we had randomized 225 patients. In addition, on June 14, 2023, we announced that we increased enrollment in the IOB-013/KN-D18 study to 380 randomized patients; the trial reached full enrollment in November 2023. All patients will receive pembrolizumab 200 mg intravenously every three weeks for a maximum of 35 cycles, corresponding to approximately two years of treatment. Patients randomized to the experimental arm will also be given IO102-IO103 every three weeks with an additional dose given during the induction period on Day 8 of cycles 1 and 2. IO102-IO103 will thereafter be administered subcutaneously every three weeks during the maintenance period. Each patient can be treated for a maximum of 37 administrations in total, corresponding to approximately two years of treatment. The Phase 3 trial protocol has a planned interim analysis based on ORR that will be conducted 12 months after 225 patients have been randomized; if the investigational arm demonstrates a highly statistically significant improvement in ORR compared to the control arm, with a p-value<0.005, then the interim analysis could allow for potential submission of a BLA for accelerated approval in the United States. When we designed the interim analysis, we assumed that patients treated with IO102-IO103 in combination with pembrolizumab would show an ~18-point improvement in ORR compared to the patients treated with pembrolizumab alone. The trial design and discussions with FDA are aimed at potentially pursuing accelerated approval, if the trial data are favorable, based on the interim analysis of ORR, supported by other data. If the data are supportive, we also plan to file an MAA with the EMA based on the primary endpoint of PFS after the data are available, which is expected to occur in the second half of 2025. The Phase 3 trial also includes a concurrent evaluation of the initial participants to allow for an assessment of safety, or safety run in.

Clinical Development in First-Line Indications

In addition to the IOB-013/KN-D18 trial discussed above, we are executing a Phase 2 basket trial, the IOB-022 trial, which will enable us to investigate multiple solid first-line tumor indications in anti PD-1/PD-L1 treatment naïve patients with metastatic disease, such as NSCLC and SCCHN. In the NSCLC portion of the trial we are investigating IO102-IO103 in patients expressing PD-L1 ≥50%, a patient population similar to Cohort A in our Phase 1/2 trial of IO102 in combination with pembrolizumab as first line treatment for patients with metastatic NSCLC.

Our IOB-022 trial is a non-comparative, open label, unblinded trial and investigates the safety and efficacy of IO102-IO103 in combination with pembrolizumab, intended to investigate each of the following metastatic first-line indications:

•
NSCLC with PD-L1 TPS ≥50%
•
SCCHN (HPV +/-) with PD-L1 CPS ≥20%

The trial is ongoing in three countries (the United States, Spain and the United Kingdom) at 20 active sites.

Encouraging preliminary initial data was reported on August 21, 2023 for the first time from 28 lung cancer patients and 14 head and neck cancer patients in the Company’s Phase 2 basket study (IOB-022/KN-D38) evaluating IO102-IO103 in combination with pembrolizumab in patients with non-small cell lung cancer and head and neck cancer as presented at the ESMO conference held in October 2023. Of the 28 patients enrolled in cohort A, 18 were efficacy evaluable per protocol having received at least two full cycles of treatment. Among the 18 evaluable patients, 10 patients had a partial response as their best overall response while 5 had stable disease and 3 patients had progressive disease. Of the 14 patients enrolled in cohort B, 6 were efficacy evaluable per protocol, having received at least two full cycles of treatment. Among the 6 evaluable patients, 3 patients had a partial response as their best overall response while 3 patients had progressive disease. The UBC cohort was closed in fiscal year 2023 in response to challenges in recruiting patients into the trial as a result of changes in standards of care associated with UBC. The safety profile observed to date in this study is consistent with prior clinical experience with IO102-IO103. We anticipate reporting additional data from this study in 2024.

Decisions regarding further clinical development and larger study plans will be made based on evaluation of data from the ongoing NSCLC and SCCHN cohorts. The primary endpoints of the Phase 2 trial will be dual target of either ORR according to RECIST 1.1. or PFS at six months by investigator assessment. Secondary outcome measures will include PFS, duration of response, CRR, disease control rate, OS, time to response and safety reporting.

Figure 5: Schematic Clinical Development Diagram: IOB-022 Trial

* KEYNOTE-042 (pembro alone in 1L NSCLC PD-L1 ≥ 50%): ORR 39% (Mok et al. Lancet 2019)

** KEYNOTE-48 (pembro alone in 1L SCCHN CPS PD-L1 ≥ 20%): ORR 23% (Burtness et al. Lancet 2019) EudraCT No. 2021-003026-69; ClinicalTrials.gov No. NCT05077709

In addition to the IOB-022 trial, we have initiated a Phase 2 basket trial, the IOB-032 trial, to investigate IO102-IO103 in combination with pembrolizumab in a perioperative setting and used before or after surgery as a neo-adjuvant/adjuvant therapy in multiple solid tumor indications in anti-PD-1/PD-L1 naïve settings, focused initially on melanoma and SCCHN. In April 2023, the FDA cleared our IND application for the IOB-032 trial. We anticipate the study will initially enroll up to 15 patients with melanoma, and 15 patients with SCCHN.

The trial is currently enrolling patients in five countries (Australia, the United States, France, Denmark, and Spain) at 14 active sites. Enrolling patients for the following cohorts are as follows:

•
Melanoma (n=10-15)
•
SCCHN (n=15-20)

The primary endpoint of the study will be the percentage of patients with major pathologic response (MPR) in the resected tumor tissue after neoadjuvant treatment; secondary endpoints will be pathological CR and ORR; and other endpoints will be disease-free survival (DFS), event-free survival (EFS), and safety. We announced in a press release issued on December 21, 2023 that the first patient in the IOB-032 trial was enrolled and dosed. In addition, we also filed a protocol amendment with the FDA in December 2023 to initiate enrollment of 30 new patients with resectable melanoma in a randomized cohort C study in the IOB-032 trial. Patients in cohort C will be randomized 1:1 to receive the neoadjuvant treatment of either IO102-IO103 in combination with pembrolizumab or pembrolizumab alone, and will continue with the same regimen in the post-surgery phase. We are currently awaiting response from the FDA and, if the amendment is approved, we project that we will commence with the amended protocol in the second quarter of 2024.

Figure 6: Schematic Clinical Development Diagram: IOB-032 Trial

* Recovery ≤ 12 weeks

** If required

ECOG PS = Eastern Cooperative Oncology Group performance status; SCCHN, squamous cell carcinoma of the head and neck; ClinicalTrials.gov No. NCT05280314

Our Product Candidates

We are developing a pipeline of product candidates that leverage our T-win® platform to address targets within the TME. We are currently investigating IO102-IO103 in the IOB-013/KN-D18 trial, the IOB-022 trial and the IOB-032 trial. We are also developing earlier stage product candidates that target additional immunosuppression-related targets that are expressed in a broad range of solid tumors, which include our next product candidate, IO112, that targets Arginase 1 and the further development of a TGFβ1 vaccine, IO170. We expect to use these earlier stage product candidates in combination with our existing pipeline candidates.

Melanoma

IO102-IO103 is currently being tested in the IOB-013/KN-D18 in treatment-naïve patients with unresectable or metastatic (advanced) melanoma. Unresectable, metastatic melanoma is a serious and life-threatening disease with a clear unmet medical need. According to the International Agency for Research on Cancer of the World Health Organization, it was estimated that 325,000 patients were diagnosed with, and about 57,000 people would die from, melanoma worldwide in 2020. The agency further estimated that, approximately 510,000 patients will be diagnosed with, and about 96,000 people will die from, melanoma, worldwide by 2040, representing an approximately 57% increase in new patients diagnosed with melanoma and an approximately 68% increase in melanoma related deaths. The incidence of cutaneous melanoma is also increasing, and advanced melanoma (unresectable or metastatic) is fatal if left untreated. According to Ascierto (JAMA Oncology 2019), Robert (New England Journal of Medicine 2019), Larkin (New England Journal of Medicine 2019), and research conducted by the Melanoma Research Alliance, the median OS in patients with stage IV melanoma (untreated) regardless of BRAF mutation status is between 37 to 39 months and five-year OS is approximately 22.5%. Anti-PD-1 monotherapy leads to a five-year OS of approximately 43-51%, while anti-CTLA-4 and anti-PD-1 combination therapy can increase five-year OS to approximately 52%, but is associated with considerable toxicity. Accordingly, we believe there is a clear, unmet need for improved combination therapies with the potential to enhance anti-PD-1 efficacy without a significant increase in toxicity.

Historical and Current Standard of Care

Historically, chemotherapy, with or without interferon-alpha (IFN-α) or interleukin 2 (IL-2), was offered to patients with advanced melanoma, with limited results. Although in the last decade the treatment of advanced melanoma has improved with the regulatory approval of many novel agents, the current standard of care does not work for many patients. Before the availability of these treatments, according to Maio (Journal of Clinical Oncology 2015) and Garbe (The Oncologist 2011), patients with advanced melanoma had a median survival time of approximately 10 months. According to Robert (New England Journal of Medicine 2019) and Larkin (New England Journal of Medicine 2019), the current long-term survival is at least 37 to 39 months for patients with advanced melanoma (regardless of BRAF mutational status) based on current standard of care.

The currently approved novel agents can be divided into two main categories:

•
Immunotherapies: Immune checkpoint inhibitors targeting CTLA-4, such as ipilimumab, and PD-1, such as nivolumab and pembrolizumab, indirectly activate the immune system. The immune system plays an important role in the regulation of melanoma, and intravenously administered immunotherapies help overcome immune suppression; and
•
Targeted agents: Orally administered selective inhibitors of mitogen-activated protein kinase (MAPK) directly inhibit the oncogene BRAF and MAPK pathway. According to Drummer (Lancet 2018), around 35-50% of advanced melanoma patients have a targetable BRAF mutation, and in approximately 90% of these cases, the mutation consists of valine substituted with glutamic acid at amino acid 600 (BRAF V600).

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
•
Anti PD-1 (nivolumab) and LAG-3 (relatlimab) combination therapy;
•
Dabrafenib/trametinib combination targeted therapy if the activating BRAF-V600 mutation is present; and
•
Vemurafenib/cobimetinib + atezolizumab combination targeted therapy and immunotherapy if the activating BRAF-V600 mutation is present.

Table 1a: Certain Currently Approved Immunotherapies and Targeted Agents

ORR:	Overall response rate
CRR:	Complete response rate
PFS:	Progression free survival
OS:	Overall survival
mDoR	Median duration of response

mo:	months
y:	years
NR	Not reached
N/A:	Not available
TRAE:	Treatment-related adverse events

Table 1b: Selected Phase 3 Trial Update - American Society of Clinical Oncology (ASCO) 2023

For patients with tumors harboring a BRAF V600 mutation, treatment choices are between MAPK or checkpoint inhibitor therapy. Cross trial comparisons indicate that combined MAPK or BRAF plus MAPK kinase (MEK) has proven to have higher response rates than checkpoint inhibitor therapies. Data from cross trial comparisons suggest that the responses to checkpoint inhibitor therapies are slower in onset but more durable. For patients who are candidates for both treatments, standard of care guidelines recommend that checkpoint inhibitor therapies should be chosen as first-line therapy. Patients whose tumors are not progressing quickly and are not immediately threatening an important organ function, should be considered for checkpoint inhibitor therapies first, preserving MAPK for subsequent lines. However, American Society of Clinical Oncology guidelines do not recommend a specific order of therapies for patients with BRAF wild-type (WT) unresectable and metastatic cutaneous melanoma.

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

We are developing IO102-IO103 for potential treatment of patients with anti PD-1 naïve in the advanced setting advanced melanoma who are candidates for CI monotherapy, regardless of PD-L1 expression and BRAF mutation status, except for patients with rapidly progressing disease. We also plan to test IO102-IO103 as a neo-adjuvant used before surgery, followed by adjuvant therapy after surgery, in patients with melanoma, in a basket trial, the IOB-032 trial, with multiple solid tumor indications. We announced that the first patient in the IOB-032 trial was enrolled and dosed in a press release issued on December 21, 2023.

Development of Dual Epitope IO102-IO103 in the First-line Setting

Summary

The MM1636 trial evaluated IO102-IO103 in combination with an anti-PD-1 monoclonal antibody, nivolumab, in 30 anti-PD-1 naïve, first-line metastatic melanoma patients. A brief summary of the MM1636 trial is below:

•
30 patients from Herlev University Hospital in Denmark included in cohort A;
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
•
Correlative biomarker data from the MM1636 trial support the mechanism of action of IO102-IO103 in treated patients, based on the following observations;
•
Induction of systemic therapy (IO102+IO103)-specific T cell response in blood;
•
Treatment-induced increased infiltration of CD3+/CD8+ T cells into the tumor site with enhanced immune effector signature in responding patients;
•
Detection of IO102-IO103-specific T cells in tumors post treatment;
•
10 patients (patients with anti-PD-1 de-novo refractory disease) from Herlev University Hospital in Denmark included in cohort B; and
•
4 of 10 patients were enrolled into cohort C (patients with acquired anti-PD-1 resistance, meaning those who progressed after anti-PD-1 therapy), with enrollment completed in January 2023.

MM1636 Cohort A Trial Design and Patient Characteristics

The MM1636 trial consists of 3 cohorts – cohorts A, B and C. Within each cohort, the trial was a Phase 1/2 single arm, single center trial with the primary objective to investigate safety and feasibility, secondary objective to investigate immunogenicity and tertiary objective to investigate clinical efficacy. While the size of the trial was deemed sufficient to evaluate safety, as a single arm trial, the MM1636 trial was not designed to provide statistically significant results in respect of its clinical efficacy endpoints. The MM1636 trial patients were treated with IO102-IO103 in combination with nivolumab for up to 47 weeks and thereafter continued with nivolumab treatment according to usual guidelines. Treatment consisted of 100 µg IDO long, 100 µg PD-L1 long1, 25 µl dimethyl sulfoxide (DMSO), 475 µl phosphate-buffered saline (PBS) and 500 µl Montanide. The treatment was administered biweekly for 6 weeks and then every 4 weeks for 41 weeks. Patients were given a maximum of 15 treatments during one year or until progression or undue adverse events. Nivolumab was administered according to the approved label for melanoma (3 mg/kg bi-weekly for up to two years). Because of the preclinical data on IO102-IO103, which provided support for the combination effect of our IDO and PD-L1 targeted candidates, IO102 and IO103, the MM1636 trial was not designed to evaluate the individual contributions of each component antigen.

A review of patient baseline characteristics presented in table 2 for the 30 anti PD-1 naïve metastatic melanoma patients prior to treatment included in cohort A of the MM1636 trial shows that the majority of patients had one or more poor prognostic factors: 43% were PD-L1 negative, 60% with visceral metastatic disease (M1c) and 37% with high LDH. The frequency of these poor prognostic factors indicates that the patient population was not subject to specific selection of good prognosis patients, as the baseline characteristics are largely similar to those in other trials.

Table 2: MM1636 Cohort A—Patient Characteristics

Tolerability

In the MM1636 trial cohort A, 77% of patients developed Common Terminology Criteria for Adverse Events (CTCAE) grade 1 and 2 injection site reactions that typically manifested as transient adverse events; 77% experienced injection site tenderness, 63% experienced granulomas, 23% experienced redness, 13% experienced pain, 13% experienced pruritus, and 3% experienced myalgia at the injection site. The injection site reactions that manifested were most likely related to the adjuvant Montanide. Two patients discontinued treatment after eight and 11 injections, respectively, due to granulomas, tenderness and pain that limited instrumental activities of daily living. Other CTCAE grade 1-2 AEs have included rash (47%), fatigue (47%), arthralgia (30%), diarrhea (30%), nausea (23%), amylase increase (20%), dry skin (27%), pruritus (27%), infusion reaction (17%), xerostomia (17%) and myalgia (17%).

A total of five patients (17%) experienced a high-grade adverse event (grade 3-5); four patients (13%) experienced CTCAE grade 3-4 AEs, one patient experienced a grade 3 maculopapular rash, one patient had a grade 3 adrenal insufficiency and two patients had a grade 3 arthralgia. One patient died (CTCAE grade 5) due to urosepsis with multi-organ failure and severe hyponatremia. In addition, the patient had experienced multiple AEs, including grade 3 colitis, grade 2 pneumonitis, grade 3 arthralgia, grade 2 vasculitis and grade 2 nivolumab induced infusion allergic reaction. The patient had symptoms of myocarditis at time of death with highly elevated troponin I. Bedside echocardiography showed an ejection fraction of 15%, which at baseline was 60%. The myocarditis was never confirmed pathologically. All the AEs leading to treatment discontinuation were considered by the investigator to be related to nivolumab. The rate of treatment-related adverse events leading to discontinuation of both nivolumab and IO102-IO103 was 17%.

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

•
Data regarding 938 patients who were treated with a PD-1 monotherapy contemporaneously (January 2015 to October 2019) was extracted. 218 of these patients were eligible for comparison and matching (all parameters available). 60 DAMMED patients were found to match;
•
Patients were matched on age (≤70, > 70), gender, LDH (normal, elevated), M-stage (M1a, M1b, M1c), BRAF status (Wildtype, mutated) and PD-L1 status (<1, ≥ 1). An exact matching algorithm was used where patients in the MM1636 trial were matched with patients from DAMMED with the exact same combination of variables;
•
29 patients from the MM1636 trial were matched with the exact combinations of the six variables. One patient could not be matched. To secure a balance of the calculations, control patients were weighted according to the number of patients for each MM1636 patient. Estimates for treatment effects were calculated by weighted logistic regression analyses and weighted Cox proportional hazard model. A weighted binary logistic regression model was used for comparing response rates in the two matched cohorts; and
•
Matched controls were identified for 29 patients and the ORR of 79.3% (95 CI: 61.0-90.4%) observed in the MM1636 trial was found to be significantly higher (p<0.0012) compared to the matched control group where an ORR of 41.7% (95% CI: 31.0% to 53.3%) was reached. Furthermore, of the 29 patients in the MM1636 trial, a significantly (p<0.0017) higher percentage of 41.4% (CI: 25.2% to 59.6%) patients achieved CR in the MM1636 trial, compared to 12% (CI: 6.3% to 21.6%) in the matched historical control group.

The ORR was significantly higher in the patients from the MM1636 trial than in the historical controls, suggesting that the high response rate and the long durability of response observed with the combination therapy approach are unlikely to be due to patient selection bias.

Tumor Shrinkage in Individual Patients in Cohort A

Data showing the percent change in target lesions from the baseline is shown in Figure 6. The effect was binary, as patients either responded (24 out of 30) or experienced disease progression (six out of 30). No patients showed stable disease (SD). The icons describe melanoma risk factors. Green bars indicating CR that are not at 100% tumor reduction are in patients with lymph node metastases, as lymph nodes do not disappear but normalize in size. Blue and green bars at 100% indicate the disappearance of target lesions, whereas some non-target lesions may remain based on RECIST 1.1. definitions. Six of the 30 patients experienced disease progression (orange bars).

Figure 6: MM1636 Cohort A—Waterfall Plot Showing Best Percentage Change in Target Lesion Size

CR = complete response, PR = partial response, PD = progressive disease

Timing and Durability of Response in Individual Patients in Cohort A

The swimmer plot in Figure 7 below presents individual patient-level data, including onset of PR, CR, PD and death. In addition, patients with ongoing responses as of the January 5, 2023 cut-off date are marked with an arrow. As of the January 5, 2023 cut-off date, response was still ongoing in 10 patients. The majority of patients achieving a CR had one or more high risk factors (marked with icons) such as PD-L1 negative tumor expression, M1c stage/visceral metastases and high LDH as an indication severe disease.

CRs were observed more than 15 months after initial treatment, and as of the January 5, 2023 cutoff date, the CRR had improved to 50% for the latest included patients with a minimum follow-up of 30 months. We believe these data indicate good quality responses with a deep and durable response in most of the patients (Figure 8).

The median duration of response (DOR) was 27 months as of the January 5, 2023 cut-off date in the MM1636 trial, and 20 of the 22 patients with a radiologically confirmed response (at 12 weeks after the first response) had a response lasting greater than 182 days providing a durable response rate of 66.7% (20/30) (Figures 7 and 8).

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
•
Confirmation of IO102-IO103-specific T cell clones homing into TME (Figure 12); and
•
Treatment-induced increased infiltration T cells into TME with enhanced immune effector signature in responding patients (Figure 13).

Table 4: Treatment-specific T cell Responses to IO102 (IDO) and/or IO103 (PD-L1)

	T-win® antigen- specific response at BASELINE	T-win antigen- specific response ON-TREATMENT
Response against IO102	10/30 (33.3%)	27/30 (90%)
Response against IO103	8/30 (26.7%)	25/30 (83.3%)
Response against IO102 and/or IO103	14/30 (46.7%)	29/30 (96.7%)

Figure 12: Increased Frequency of IO102-IO103-expanded T cell Clones Detected in TME After Treatment

Cumulative frequencies of IO102-IO103-specific TCR rearrangements pre- and post-treatment in one CR patient are shown.

Figure 13: Treatment-induced Increased Infiltration T cells into TME with Enhanced Immune Effector Signature in Responding Patients

(A) In a CR patient (PD-L1 negative, LDH high, BRAF WT, M1c), immunohistochemistry (IHC) analysis of tumor sections before vs on-treatment revealed more than three-folds increase in infiltrating T cells (left), majority of which were antigen-experienced (positive for PD-1/LAG-3/T cell immunoglobulin and mucin domain-containing protein 3 (TIM-3), “Ag+ CD8+”) CD8+ T cells (right). (B) This was accompanied by increased signature of effector T cell activation with concomitant reduction in pro-tumorigenic genes.

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

As of the January 5, 2023 data cutoff, all patients were off trial treatment due to progressive disease. The most frequently reported adverse events as considered related to nivolumab were CTCAE grade 1-2 fatigue (30%), nausea (30%) and dry skin (30%). Local injection site reactions were seen in 40% of the patients.

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

Potential Opportunities for Dual Epitope IO102-IO103

Lung Cancer

Lung cancer is the leading cause of cancer death according to the American Cancer Society (ACS). The two main types of lung cancer are NSCLC and small cell lung cancer (SCLC). Worldwide, lung cancer is the second most diagnosed cancer and NSCLC is estimated to account for 85% of all lung cancer diagnoses. According to the International Agency for Research on Cancer of the World Health Organization, it was estimated that 1,875,000 patients were diagnosed with, and about 1,526,000 people would die from, NSCLC worldwide in 2020. The agency further estimated that, by 2040, approximately 3,084,000 patients will be diagnosed with, and about 2,557,000 people will die from, NSCLC, representing a 64% and 68% increase in new patients diagnosed with NSCLC and NSCLC related deaths, respectively. According to the organization, the five-year survival rate for patients suffering from highly advanced, metastatic (Stage IV) lung cancers is estimated to be 28%. The NSCLC market was expected to generate $45.5 billion in revenue in 2022, growing to $81.4 billion in 2028 with a compounded annual growth rate (CAGR) of 10%.

There is a large unmet need for improved combination therapies enhancing anti-PD-1 efficacy without a significant increase in toxicity. Until recently, the standard of care for patients with metastatic NSCLC was platinum-based chemotherapy. Recently, anti-PD-1 therapy, such as pembrolizumab, with or without chemotherapy, has changed the standard practice in first-line treatment of metastatic NSCLC. According to Mok (Lancet 2019) and Gandhi (New England Journal of Medicine 2018) the ORR for patients with previously untreated metastatic NSCLC and a PD-L1 expression of 50% or higher who were treated with pembrolizumab monotherapy was 39% and pembrolizumab in combination with chemotherapy 61%. In high PD-L1, approximately 40% of patients are alive after 30 months on pembrolizumab monotherapy. In low PD-L1, approximately 45% of patients are alive at 24 months on pembrolizumab plus chemotherapy.

Observations from a Phase 1 trial of our first generation IDO compound, IO101, provided us foundational support for our IO102-IO103 development strategy. We have initiated development of IO102-IO103 plus anti PD-1 in first-line treatment of metastatic solid tumors with high PD-L1 expression. NSCLC is one of the indications in our IOB-022 basket trial. Consistent with the earlier reported data and as presented at the ESMO conference in October 2023, preliminary results from the IOB-022/KN-D38 Phase 1/2 study of IO102-IO103 in combination with pembrolizumab in metastatic NSCLC continue to be encouraging. As of August 21, 2023, of the 28 patients enrolled in cohort A, 18 were efficacy evaluable per protocol having received at least two full cycles of treatment. Among the 18 evaluable patients, 10 patients had a partial response as their best overall response while 5 had stable disease and 3 patients had progressive disease.

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

Tolerability

In 90% of the patients in the LU1006 trial, CTCAE grade 1 to 2, short-term, local injection site reactions (i.e., redness, swelling, or itching) were observed. Local treatments with steroid ointments removed the symptoms. High frequencies of fatigue, shortness of breath, coughing and hemoptysis were present at baseline in the 15 NSCLC patients. These were considered to probably be related to the underlying lung cancer. Nausea and headache were observed in relation to the development of brain metastases, whereas dyspepsia, abdominal pain and diarrhea could be related to the treatment, as IDO is expressed in the epithelial cells in the gastrointestinal tract (Table 5). No grade 3 or higher AEs were observed in the 15 patients treated with IO101 monotherapy.

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

Squamous Cell Carcinoma of the Head and Neck Cancer (SCCHN)

SCCHN includes cancers of the oral cavity, oropharynx, hypopharynx and larynx, and is the sixth most diagnosed cancer worldwide. According to the International Agency for Research on Cancer of the World Health Organization, it was estimated that 744,000 patients were diagnosed with, and about 364,000 people would die from, SCCHN worldwide in 2020. The agency estimated that, approximately 1,109,000 patients will be diagnosed with, and about 556,000 people will die from, SCCHN by 2040, representing a 49% and 52% increase in new patients diagnosed with SCCHN and SCCHN related deaths, respectively. According to the organization, the five-year survival rate for patients suffering from SCCHN was estimated to be 50%. Locoregional SCCHN is treated with curative intent, but at a cost of functional impairment and locoregional recurrence or metastatic disease.

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

According to Burtness (Lancet 2019), in the KN-048 Phase 3 clinical trial, mOS with pembrolizumab was 12.3 months in patients with combined positive score (CPS) > 1% and 14.9 months in CPS > 20% versus 10.7 months and 10.3 months with the EXTREME regimen. In the overall population, the mOS with pembrolizumab plus chemotherapy was 12.3 months versus 10.7 months with EXTREME. Based on the above, pembrolizumab plus platinum and 5-fluorouracil is an appropriate first-line treatment for R/M SCCHN and pembrolizumab monotherapy is an appropriate first-line treatment for PD-L1-positive recurrent or metastatic SCCHN. Pembrolizumab with or without chemotherapy did not improve the ORR versus EXTREME. ORR ranged from 17 to 23% with pembrolizumab versus 35-36% with EXTREME, pending the CPS.

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

Besides anti-PD-1, investigations into the immune landscape of SCCHN provide a strong rationale to test agents targeting other immunomodulatory pathways such as IDO and arginase, either as a monotherapy or in combination with other therapies.

In the United States, the head and neck cancer market was expected to generate $2.9 billion in revenue in 2022 and is expected to grow to $4.7 billion by 2028, reflecting a CAGR of 8%.

•
As part of the IOB-032 trial, we commenced another development track in curative settings with neo-adjuvant (before surgery or radiotherapy)/adjuvant treatment (after surgery or radiotherapy). SCCHN is one of these indications.
•
We are also investigating the dual epitope strategy in first-line setting of previously untreated solid tumors. R/M SCCHN is one of these indications.

The ongoing and planned investigator-initiated trials will provide learnings that we can use in our own development of IO102-IO103. See “—Additional trials in other first-line indications and neo-adjuvant and adjuvant settings” for additional details on these trials.

Clinical Development in Neo-Adjuvant / Adjuvant Setting, other than the IOB-032 trial

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

Table 9: Adverse Events Summary of Completed Investigator Initiated Trials

The following table summarizes adverse events reported by the clinical investigators:

Table 10: Ongoing Investigator Initiated Trials

The clinical trials listed in Table 10 above are investigator-initiated trials and accordingly we do not have control over the timing of such trials.

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

Figure 13: Arginase 1 Therapy in Mouse Colon Cancer Model

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

Clinical Development of IO112

The next indications that we look to explore are difficult to treat cancers, and therefore Arginase 1 was tested in a single-arm first-in-human Phase 1 trial in patients with arginase-positive solid tumors conducted in an investigator-initiated trial at the University of Copenhagen.

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

We have exercised our options granted under the Framework Assignment Agreement, and other option agreements with Herlev, and obtained assignments and licenses related to certain inventions, including inventions related to our lead product candidates, IO102, IO103, IO112 and IO170.

Assignment Agreements with Herlev

In January 2015, January 2017 and December 2018, respectively, we exercised options granted by Herlev, and acquired Herlev’s rights and title in and to the patent applications related to Indoleamine 2, 3-dioxygenase based immunotherapies, PD-L1-based immunotherapies and PD-LI peptides for use in cancer vaccines, such as our T-win® product candidates, and Arginase specific T cells. In connection with such acquisitions, Herlev has also granted us non-exclusive licenses under any clinical data related to such patent rights arising at Herlev for the purpose of developing and commercializing the inventions and patent rights. The agreements pursuant to which we have obtained these rights and licenses (the Assignment Agreements) are non-terminable.

Pursuant to the Assignment Agreements and other similar agreements with Herlev, we have paid and are obligated to pay future contingent payments and royalties, including upon achieving potential regulatory milestones and low single digit royalties on net sales from sales of products incorporating the acquired patent rights and other revenues arising from the acquired patent rights. Upon the occurrence of a change of control, stock or asset sale or IPO, certain outstanding milestone payments under such agreements became due immediately in the aggregate of approximately DKK 13.2 million (which is approximately $1.9 million based on the exchange rate of DKK 6.75 to one U.S. dollar on December 31, 2023). This was triggered by our IPO in November 2021, and has subsequently been paid. We have the right to buy-out all remaining payment obligations under the Assignment Agreement at any time by paying DKK 20 million (for each of the PD-L1 technology and IDO technology) or DKK 10 million (for the Arginase technology) to Herlev.

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

Additionally, we have entered into a separate agreement with Herlev pursuant to which we were obligated to pay a cash fee in the amount of DKK 5.0 million (which is approximately $0.7 million based on the exchange rate of DKK 6.75 to one U.S. dollar on December 31, 2023) upon the occurrence of a change of control, stock or asset sale or IPO. This was triggered by our IPO in November 2021, and has subsequently been paid.

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

Under the MSD Agreement, all clinical data besides the data arising from the arm of the MSD Study involving only Keytruda will be jointly owned by us and MSD. All inventions relating to the combined use of IO102-IO103 and Keytruda arising from the MSD Study will also be jointly owned by us and MSD. We do not have the right under these jointly owned inventions to research, develop or commercialize any PD-1 antagonist and MSD does not have the right under the jointly owned inventions to research, develop or commercialize any peptide vaccine, such as our T-win® product candidates, containing an IDO- or PD-L1-derived peptide. We have the first right to enforce such jointly owned patents. We will own all rights in any inventions or improvements arising from the MSD Study relating solely to or solely covering IO102-IO103 or any a compound that is a peptide vaccine, such as our T-win product candidates, containing an IDO- or PD-L1-derived peptide and MSD will own all rights in any inventions or improvements arising from the MSD Study relating solely to or solely covering Keytruda or any PD-1 antagonist. The parties agreed that positive clinical data from the MSD Study may be used to obtain label changes for each party’s respective compounds to add an indication for combination therapy.

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

Under the Merck Collaboration Agreement, all clinical data arising from the Study and all inventions relating to the combined use of IO102 and Keytruda arising from the Study will be jointly owned by us and MSDIG. We do not have the right under these jointly owned inventions to commercialize any PD-1 antagonist and MSDIG does not have the right under the jointly owned inventions to commercialize any peptide vaccine, such as our T-win® product candidates, containing an IDO-derived peptide. The parties are jointly responsible for prosecuting and maintaining the joint patents, and we have the first right to enforce the joint patents. We will own all rights in any inventions or improvements arising from the Study relating solely to or solely covering IO102 or any a compound that is a peptide vaccine, such as our T-win product candidates, containing an IDO-derived peptide and MSDIG will own all rights in any inventions or improvements arising from the Study relating solely to or solely covering Keytruda or any PD-1 antagonist.

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

Specifically, there are many companies that commercialize or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies such as Amgen, AstraZeneca, BMS, Merck, Novartis, Pfizer, Moderna, Regeneron, Roche, and Roche's subsidiary Genentech.

In melanoma specifically, the dominant market players are nivolumab, marketed by BMS and Ono, combination of nivolumab & ipilimumab, marketed by BMS and Ono, combination of nivolumab and relatlimab (LAG-3 blocking antibody) marketed by BMS and pembrolizumab, marketed by Merck. We are also aware of several companies testing their compounds in combination with nivolumab or pembrolizumab. In mid stage development there is Moderna and Merck with an investigational personalized mRNA cancer vaccine, in combination with pembrolizumab. In earlier stage development there are also BioNTech with NEO-PV-01 and Karyopharm with selinexor.

We are not aware of any human peptides targeting the TME that are currently in late stage development for melanoma, NSCLC, or other solid tumors.

Our competitors may obtain regulatory approval of their products more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than us in manufacturing and marketing their products. Our competitors may also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Some of our competitors' drugs may be branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining a significant share of the market for, any of the product candidates that we successfully introduce to the market may pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

The acquisition or licensing of pharmaceutical products is also very competitive. If we seek to acquire or license products, we may face substantial competition from a number of more established companies, some of which have acknowledged strategies to license or acquire products, and many of which are bigger than us and have more institutional experience and greater cash flows than we have. These more established companies may have competitive advantages over us, as may other emerging companies taking similar or different approaches to product licenses and/or acquisitions. In addition, a number of established research-based pharmaceutical and biotechnology companies may acquire products in late stages of development to augment their internal product lines, which may provide those companies with an even greater competitive advantage.

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

We believe that our strategy and workforce allow us to maintain an efficient infrastructure and ensure we do not need to invest in expensive manufacturing facilities and equipment. Our personnel within the organization enable us to focus our expertise and resources on the development of our product candidates and the management of third parties.

To date, we have obtained active pharmaceutical ingredients (API) from qualified facilities with the relevant expertise to manufacture our drug substances. Likewise, suitably qualified facilities with relevant experience have been used to manufacture our drug products. All third parties are assessed under our quality system and appropriate quality agreements to ensure compliance are in place. We maintain agreements with our manufacturers and ensure that confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates are in place.

We are in the process of further optimizing and developing our supply chain for each of our product candidates to ensure continuity of supply and capacity for intended commercial scales.

Commercialization

We hold worldwide development and commercial rights to our pipeline of therapeutic cancer vaccine programs, and we intend to commercialize our product candidates, if approved, in key geographies. We do not currently have our own marketing, sales, or distribution capabilities. To commercialize IO102-IO103, if approved for commercial sale, we would have to establish marketing and sales capabilities internally or through collaborators.

Subject to receiving marketing approvals, we plan to commence commercialization activities by building a focused marketing and sales organization. The marketing organization would be responsible for creating and implementing marketing strategies and tactics. The sales organization would be responsible for overseeing and supporting the sales force. We may selectively enter into distribution, marketing or other commercial arrangements with third parties for any of our product candidates that obtain marketing approval if we believe these collaborations could maximize the value of our product candidates.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or assigned from third parties. We own the issued patents and patent applications relating to all compounds in our portfolio. Our policy includes seeking to protect our proprietary position by, among other methods, filing patent applications, in the United States and in jurisdictions outside of the United States, directed at our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continued innovation, and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of immunotherapy. We also plan to rely on data exclusivity, market exclusivity, and supplementary protection certificates / patent term extensions (SPC/PTE) when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets and know-how; to obtain and maintain licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and other proprietary rights of third parties. For more information, please see “Risk Factors—Risks Related to Intellectual Property.”

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

•
IO102 (IDO): We own five patent families covering compositions of matter and methods of treatment related to IO102, which were filed between 2009 and 2023. These are Families 1, 2, 3, 13 and 15.
•
Family 1 is based on an international (PCT) application filed April 17, 2009. Patents granted from this family will expire April 17, 2029 based on a normal 20 year term. In the United States, a granted patent covering IO102 as a composition of matter will expire October 7, 2029 due to a patent term adjustment of 173 days. A separate granted patent in the United States covers methods of treatment using IO102 and will expire May 28, 2029 due to a patent term adjustment of 41 days. A separate granted patent in the United States application covers nucleotides encoding IO102 and will expire April 17, 2029 (no patent term adjustment). A separate pending United States application covers methods of treatment using nucleotides encoding IO102. In other jurisdictions it is not typically necessary to present claims to compositions of matter separately from methods of treatment and thus both types of claim appear in the same patent. The family includes granted patents in Europe, Hong Kong, China, Japan, Canada, Australia, Israel, New Zealand and South Africa, each of which has claims covering IO102 as a compositions of matter and the local equivalent of methods of treatment using IO102. Each of these patents has the normal 20 year term expiring April 17, 2029. The family also includes a pending application at the European Patent Office (EPO);
•
Family 2 is based on a PCT application filed March 3, 2017. Patents granted from this family will expire March 3, 2037 based on a normal 20 year term. A granted patent in Europe covers a combination of IO102, IO103 and an anti-PD1 antibody for use in a method for preventing or treating cancer. A pending application in Japan covers the same subject matter and has received a notice of allowance. Separate pending applications in Europe and Japan will pursue claims which cover administration of IO102 + anti-PD-1 in a separate composition to IO103. The family also includes a pending application in the United States with claims covering a method of treating a PD-L1 expressing cancer by administering IO103 + anti-PD1 and an adjuvant;
•
Family 3 is based on a PCT application filed April 23, 2018. Patents granted from this family will expire April 23, 2038 based on a normal 20 year term. The family includes pending applications in the United States, Europe, Japan and China. Claims are directed to combined uses of IO102, IO103 and a specific category of therapeutic antibody, i.e. those which operate via antibody-dependent cellular cytotoxicity (ADCC) mechanisms of action;

•
Family 13 is based on a PCT application filed August 31, 2021. Patents granted from this family will expire August 31, 2041 based on a normal 20 year term. The family includes pending applications in the United States, Europe, China, Japan, Republic of Korea, Singapore, Canada, Australia and Israel. Claims are directed to combined uses of IO102, IO103 and anti-PD1 antibody; and
•
Family 15 is based on a PCT application filed February 23, 2023. National phase applications in other jurisdictions will be filed in due course. Patents granted from this family will expire February 23, 2043. Claims are directed to mRNAs encoding all existing candidates in the IO Biotech portfolio, including IO102.
•
IO103 (PD-L1): We own five patent families covering compositions of matter and methods of treatment related to IO103, which were filed between 2012 through 2023. These are Families 2, 3, 13 and 15 listed above, plus Family 4 set out below. Family 5 covers alternative PD-L1 compound IO104.1.
•
Family 4 is based on a PCT application filed October 17, 2012. Patents granted from this family will expire October 17, 2032 based on a normal 20 year term. In the United States, a granted patent covering IO103 as a composition of matter and methods of treatment using IO103 will expire May 11, 2033 due to a patent term adjustment of 206 days. The family includes granted patents in Europe, China, Japan, Brazil and Canada, each of which has claims covering IO103 as a composition of matter and the local equivalent of methods of treatment using IO103. The family also includes pending applications in Europe, Hong Kong and China; and
•
Family 5 is based on a PCT application filed June 20, 2017. Patents granted from this family will expire June 20, 2037 based on a normal 20 year term. A granted patent in China covers alternative PD-L1 compound IO104.1 as a composition of matter and methods of treatment using IO104.1. We anticipate calculating patent term adjustment in the near future. The family includes pending applications in the United States, Europe, and Japan. IO103 is also disclosed in the application, but the data in the application is primarily concerned with IO104.1, as such prosecution is focused on securing claims to this compound.
•
IO112 (Arginase 1): We own three patent families covering compositions of matter related to IO112, which were filed between 2017 through 2023. These are Family 15 as listed above, plus Families 6 and 7 set out below.
•
Family 6 is based on a PCT application filed October 6, 2017. Patents granted from this family will expire October 6, 2037 based on a normal 20 year term. In the United States, there is a granted patent with this expiry date which covers IO112 as a composition of matter and methods of treatment using IO112. A separate pending application in the United States covers methods of preparing a pharmaceutical composition comprising IO112 and has received a notice of allowance. A granted patent in Japan covers IO112 as a composition of matter, as well as nucleotides encoding IO112 and methods of treatment using the same. A pending application in Europe covers the same and has received a notice of allowance. The family also includes pending applications in the United States, Hong Kong, China, Australia, Canada, Republic of Korea, and Mexico. Grant is imminent in Singapore and Israel. This family is also relevant to Arginase 2; and
•
Family 7 is based on a PCT application filed September 24, 2019. Patents granted from this family will expire September 24, 2039 based on a normal 20 year term. The family includes pending applications in the United States, the EPO, China, Japan, Australia, Canada, Israel, Republic of Korea, Mexico, and Singapore. The claims are directed specifically to IO112, and uses thereof.
•
We have additional patent families relevant to the following targets:
•
TDO: We own one patent family based on a PCT application filed September 15, 2015. This is Family 8. Patents granted from this family will expire September 15, 2035 based on a normal 20 year term. In the United States, a granted patent covering TDO candidate peptides and methods of treatment using the same will expire March 1, 2036 due to a patent term adjustment of 168 days. A separate granted patent in the United States covers nucleic acids encoding the TDO candidate peptides and will expire February 21, 2037 due to a patent term adjustment of 525 days. The family includes granted patents in Europe, China, Japan, Australia, Canada, Israel and South Africa. The family also includes a pending application in Europe which will pursue alternative claim scope, including nucleic acids encoding TDO candidate peptides. Grant is imminent in New Zealand. Family 15 listed above is also relevant;

•
PD-L2: We own one patent family based on a PCT application filed October 13, 2017. This is Family 9. Patents granted from this family will expire October 13, 2037 based on a normal 20 year term. The family includes granted patents in the United States and Japan. The family also includes pending applications in the United States, China, EPO, and Hong Kong. Claims are directed to target candidates, and uses thereof. Family 15 listed above is also relevant;
•
CCL22: We own one patent family based on a PCT application filed September 16, 2016. This is Family 10. Patents granted from this family will expire September 16, 2036 based on a normal 20 year term. The family includes granted patents in the United States, China, Japan, Israel and Australia. The family also includes pending applications in the United States, China, EPO, Canada, Hong Kong, New Zealand, and South Africa. Claims are directed to target candidates, and uses thereof. Family 15 listed above is also relevant;
•
Arginase 2: We own three patent families relevant to this target. The first is Family 6 as listed under IO112 (Arginase 1) above. The second is Family 11, based on a PCT application filed November 14, 2019. Patents granted from this family will expire November 14, 2039 based on a normal 20 year term The family includes pending applications in the United States, China, EPO, Japan, Australia, Canada, Israel, Republic of Korea, and Singapore. Claims are directed to target candidates, and uses thereof. The third family is Family 14, based on two first filings made in the United Kingdom on February 24, 2022 and September 13, 2022. A PCT application was filed February 24, 2023. National phase applications in other jurisdictions will be filed in due course. Patents granted from this family will expire February 24, 2043 based on a normal 20 year term. Claims are directed to alternative target candidates, and uses thereof. Family 15 listed above is also relevant; and
•
TGFβ: We own three patent families relevant to this target. The first is Family 12, based on a PCT application filed June 4, 2020. Patents granted from this family will expire June 4, 2040 based on a normal 20 year term. The family includes pending applications in the United States, China, Hong Kong, EPO, Japan, Australia, Canada, Israel, Republic of Korea, Mexico, and Singapore. Claims are directed to target candidates, and uses thereof. The second is Family 16, based on a PCT application filed November 3, 2023. National phase applications in other jurisdictions will be filed in due course. Patents granted from this family will expire 3 November 4, 2043 based on a normal 20 year term. Claims are directed to alternative target candidates, and uses thereof. The third is Family 17, based on a PCT application filed October 27, 2023. National phase applications in other jurisdictions will be filed in due course. Patents granted from this family will expire October 27, 2043 based on a normal 20 year term. Claims are directed to combined uses of TGFβ target candidates with immune checkpoint inhibitors such as anti-PD1 antibody, as well as methods of predicting responsiveness to anti-PD1 treatment based on immune responses to TGFβ. Family 15 listed above is also relevant.

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

Trademark

We hold the trademark T-win® in the European Union (Registered no. 017871048), the United States (Registered no. 5754675), China (Registered no. 33152486), Japan (Registered no. 6107125), and the United Kingdom (Registered no. 00917871048). The trademark of T-win is registered in class 5 (including pharmaceuticals and other preparations for medical purposes) and class 42 (including scientific and/or medical research services).

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, tracking, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biological products such as those we are developing. We, along with our vendors, collaboration partners, CROs and CMOs, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of biological products and ensuring subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

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

Other Healthcare Laws

Physicians, other healthcare providers, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation:

•
The federal Anti-Kickback Statute, an intent-based, federal criminal statute which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or arrangement for, or recommendation of, any item or service, for which payment may be made, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. The term remuneration has been interpreted broadly to include anything of value. Further, courts have found that if any “one purpose” of an arrangement involving remuneration is to induce referrals of federal healthcare program business, the federal Anti-Kickback Statute has been violated. Violations may be subject to significant civil and criminal fines and penalties for each violation, imprisonment, and exclusion from participation in federal healthcare programs. The federal Anti-Kickback Statute applies to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other hand, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common industry activities from prosecution, these exceptions and safe harbors are narrowly drawn. Arrangements that do not fully satisfy all elements of an available exception or safe harbor are evaluated based on the specific facts and circumstances and are typically subject to increased scrutiny;
•
The federal civil and criminal false claims laws, including the civil False Claims Act (FCA), which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Additionally, the ACA specified that any claims submitted as a result of a violation of the federal Anti-Kickback Statute constitute false claims and are subject to enforcement under the FCA, and the government may further assert that a claim that includes items or services resulting from a violation of the FDCA or other law constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery or settlement. Violations of the FCA may be subject to significant civil fines and penalties for each false claim, currently ranging from $13,946 - $27,894 per false claim, treble damages, and potential exclusion from participation in federal healthcare programs;
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

•
The federal criminal statutes which impose criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully preventing, obstructing, misleading, or delaying a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
The Health Insurance Portability and Accountability Act (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. The Department of Health and Human Services Office for Civil Rights (OCR) has recently increased its enforcement efforts on compliance with HIPAA, including its security regulations, and bringing actions against entities an business associates for failure to implement required security measures to protect electronic protected health information or to conduct a thorough risk assessment, among other violations;
•
The federal Physician Payments Sunshine Act, enacted as part of the ACA, which imposes annual tracking and reporting requirements for, among others, certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, of certain payments and “transfers of value” provided to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and licensed chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants, certified nurse midwives, and teaching hospitals, as well as tracking and reporting of ownership and investment interests held by U.S.-licensed physicians and their immediate family members; and
•
Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party-payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws and regulations that require disclosures to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances and which may differ from each other in significant ways and often are not pre-empted by HIPAA and may therefore complicate compliance efforts.

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

Pursuant to the Medicaid Drug Rebate Statute, we expect to be required to participate in the Medicaid Drug Rebate Program in order for federal payment to be available for our products under Medicaid and Medicare Part B. Medicaid is a government health insurance program for eligible low-income adults, children, families, pregnant women, and people with certain disabilities. It is jointly funded by the federal and state governments, and it is administered by individual states within parameters established by the federal government. As a result, coverage and reimbursement requirements for drugs and biologics vary by state. For example, drugs and biologics may be covered under the medical or pharmacy benefit, and state Medicaid programs may impose different utilization management controls, such as prior authorization, step therapy, or quantity limits on drugs and biologics, subject to federal limitations for such controls. But all state Medicaid programs must generally provide coverage and reimbursement for a manufacturer’s covered outpatient drugs, as that term is defined by applicable law, if a manufacturer participates in the Medicaid Drug Rebate Program.

Under the Medicaid Drug Rebate Program, we would be required to, among other things, pay a rebate to each state Medicaid program for quantities of our products utilized on an outpatient basis (with some exceptions) that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. Medicaid Drug Rebate Program rebates are calculated using a statutory formula, state-reported utilization data, and pricing data that are calculated and reported by us on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of single source and innovator multiple source products, the best price for each drug.

In addition to participating in the Medicaid Drug Rebate Program, federal law requires manufacturers to participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities only include health care organizations that have certain federal designations or receive funding from specific federal programs, including Federally Qualified Health Centers, Ryan White HIV/AIDS Program grantees, and certain types of hospitals and specialized clinics, as well as certain hospitals that serve a disproportionate share of low-income patients. The ACA expanded the 340B program to include additional types of covered entities: certain children’s hospitals, certain free-standing cancer hospitals, critical access hospitals, certain rural referral centers and certain sole community hospitals, each as defined by the ACA. However, “orphan drugs” i.e., those designated under section 526 of the FDCA are exempted from the ceiling price requirements for these eligible entities added by the ACA (except for certain children’s hospitals). The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to the Medicaid Drug Rebate Program are also subject to the 340B ceiling price calculation and discount requirement.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Nonetheless, product candidates may not be considered medically necessary or cost-effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party coverage and reimbursement may not be available to enable us to maintain price levels sufficient to cover our costs, including research, development, manufacture, sale and distribution.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. These changes include the Budget Control Act of 2011, which, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through the first six months of the FY 2032 sequestration order unless additional congressional action is taken, with the exception of a temporary suspension by Congress of the 2% cut in Medicare payments from May 1, 2020 through March 31, 2022, with a 1% cut in Medicare payments in effect from March 31, 2022 to July 1, 2022, due to COVID-19 public health emergency. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes under new healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, included in the Consolidated Appropriations Act, 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of HHS, Labor and the Treasury. Moreover, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which implements substantial changes to the Medicare program, including drug pricing reforms and the creation of new Medicare inflation rebates. Namely, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. CMS has also taken steps to implement the IRA, including: on June 30, 2023, issuing guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026; on August 29, 2023, releasing the initial list of ten drugs subject to price negotiations; on November 17, 2023, releasing guidance outlining the methodology for identifying certain manufacturers eligible to participate in a phase-in period where discounts on applicable products will be lower than those required by the Medicare Part D Manufacturer Discount Program; and on December 14, 2023, releasing a list of 48 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the period of January 1, 2024 to March 31, 2024. Additionally, on October 14, 2022, President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of HHS to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. On February 14, 2023, HHS issued a report in response to the October 14, 2022 Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2.00; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements or certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. In addition on February 2, 2022, the Biden administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. In alignment with President Biden’s Cancer Moonshot initiative, on June 27, 2023, the Center for Medicare Innovation at CMS announced a new model, the Enhancing Oncology Model, that is designed to make high-quality cancer care more affordable to both patients and Medicare. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the extent to which the U.S. federal government covers particular healthcare products and services and could limit the amounts that the U.S. federal government will pay for healthcare products and services. This could result in reduced demand for our product candidates or additional pricing pressures. At the state level, individual states have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product that is ultimately approved, if approved.

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

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its EU Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

In the EU, the Clinical Trials Regulation ((EU) No 536/2014) applied since 31 January 2022, replacing and repealing the Clinical Trials Directive (2001/20/EC). Under the Clinical Trials Regulation (EU) No 536/2014, there is a centralized application procedure where one EU Member State’s competent authority takes the lead in reviewing part I of the application, which contains scientific and medicinal product documentation, and the other national authorities only have limited involvement. Part II, which contains the national and patient-level documentation, will be assessed individually by each EU Member State. A clinical trial can only start in an EU Member State once it has been authorized (potentially with conditions) by the concerned EU Member State via the EU Clinical Trials Information System (CTIS). Separately, the sponsor must obtain a positive opinion from the relevant, independent Ethics Committee(s). A transitional period will apply during the transition from Clinical Trials Directive to the Clinical Trials Regulation, During this period, the following applies: (a) from January 31, 2023, clinical trial sponsors will need to use CTIS to apply to start a new clinical trial in the EU/EEA; and (b) from January 31, 2025, any trials approved under the Clinical Trials Directive that continue running will need to comply with the Clinical Trials Regulation and their sponsors must have recorded information on them in the CTIS.

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

European Union Drug Review and Approval

In the EU, medicinal products can only be placed on the market after obtaining a MA. To obtain regulatory approval of an investigational biological product in the EU, we must submit an MAA. The application used to file the BLA in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements. The process for doing this depends, among other things, on the nature of the medicinal product.

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

The EU medicines rules expressly permit the EU Member States to adopt national legislation prohibiting or restricting the sale, supply or use of any medicinal product containing, consisting of or derived from a specific type of human or animal cell, such as embryonic stem cells. While the products we have in development do not make use of embryonic stem cells, it is possible that the national laws in certain EU Member States may prohibit or restrict us from commercializing our products, even if they have been granted an MA.

European Union Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity. MAAs for generic medicinal products do not need to include the results of preclinical and clinical trials, but instead can refer to the data included in the MA of a reference product for which regulatory data exclusivity has expired. Upon receiving an MA, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the EU regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

On April 26, 2023, the European Commission published proposals to revise the existing EU legislation on pharmaceutical products (the EU Pharma Law Review). These proposals comprise a new directive and a new regulation (the EU Pharma Law Proposal) that will replace the current legislation concerning medicinal products for human use, including legislation concerning orphan medical products and medicinal products for pediatric use. The EU Pharma Law Review could have a significant impact on the regulatory data exclusivity protection (RDP) for innovative pharmaceutical products in the EU. If adopted in current form, the EU Pharma Law Proposal would reduce the current baseline for data exclusivity from eight to six years, extendable under certain conditions. Such RDP reduction could lead to faster access to the EU market for generics and biosimilars.

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

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers. The application for orphan drug designation must be submitted before the MAA. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

The EU Pharma Law Review could have a significant impact on the designation of orphan medicinal products in the EU and the incentives offered for the development of these products. If adopted in current form, the EU Pharma Law Proposal would introduce the possibility for the European Commission to derogate by way of delegated acts from the current prevalence criterion and impose specific criteria for certain conditions depending on the characteristics of these conditions or other scientific reasons. The EU Pharma Law Proposal also proposes changes to the current orphan market exclusivity (OME) approach. If adopted in the current form, the EU Pharma Law Proposal would in most cases reduce the duration of the OME, and replace the current system with separate OME periods for each new indication, to a system with a single OME period for each active substance.

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

Pricing and Reimbursement

Even if a medicinal product obtains a MA in the EU, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all. Governments influence the price of medicinal products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. EU Member States are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. EU Member States may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials in order to compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU Member States may allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country. In December 2021, Regulation (EU) 2021/2282 on HTA (HTA Regulation) was adopted. The HTA Regulation will apply beginning on January 12, 2025. It replaces the current system based on the voluntary network of national authorities, and the new framework covers joint clinical assessments, joint scientific consultations, the identification of emerging health technologies, and voluntary cooperation for the national authorities. The HTA Regulation aims to provide a transparent and inclusive framework for health technology assessments in the EU, and it will help EU countries determine the effectiveness and value of new technologies and decide on pricing and reimbursement by health insurers or health systems.

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

The EU Pharma Law Review could have a significant impact on pediatric medicinal products. If adopted in the current form, the EU Pharma Law Proposal would introduce a new evolutionary pediatric investigation plans (PIPs) system for certain types of developments, allowing the submission of an initial high level PIP, to be subsequently completed at precise stages in the development. The greater flexibility granted by this step-wise approach could be offset by the more stringent scrutiny over PIPs by the EMA. In addition, the EU Pharma Law Proposal could introduce the obligation to place medicinal products authorized for a pediatric indication on the market of all EU Member States where the medicinal product is already placed on the market.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 68 full-time employees, 22 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 52 employees are engaged in research and development activities and 16 employees are engaged in finance, legal, human resources, investor relations, IT, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our employees. We also place a high value on the diversity of our team, including gender, background and expertise in order to foster a culture of innovation. The principal purposes of our equity incentive plans are to align the interests of our stockholders and those eligible for awards, to retain and incentivize officers, directors, employees, and other service providers, and to encourage them to act in our long-term best interests. We value our employees and regularly evaluate total compensation we provide, including pension contributions paid time off personal leave and other benefits, to ensure we remain competitive and attractive to potential new hires.

Facilities

We lease a facility containing approximately 622 square meters of office space for our main office, which is located at Ole Maaløes Vej 3, DK-2200 Copenhagen N, Denmark. The lease expires in December 2027. We also lease lab space at Ole Maaløes Vej 3, DK-2200 Copenhagen N, Denmark. The lease expires in December 2027.

In the United States, we lease a facility in New York for office space, located at 430 East 29th Street, New York, New York, and a facility in Maryland for lab space, located at 5640 Fishers Lane, Suite C, Rockville, Maryland. The New York lease expires in January 2027 and the Maryland lease expires in May 2027.

For our UK team, we lease office space located at No 1 Langstone Business Park, Newport, UK. The lease expires in May 2025.

We believe that our current facilities are adequate for our current needs and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Corporate Information

We were incorporated under the laws of the State of Delaware on May 25, 2021 under the name IO Biotech, Inc. We consummated a corporate reorganization in connection with our initial public offering (IPO), pursuant to which all of the issued and outstanding stock of IO Biotech ApS was exchanged for shares of Class A and preferred stock of IO Biotech, Inc. As a result of the corporate reorganization, IO ApS, became a wholly-owned subsidiary of IO Biotech, Inc. We are a holding company. We conduct substantially all of our operations through our subsidiaries. Our subsidiary, IO Biotech ApS, a corporation domiciled in Denmark, was originally incorporated in December 2014, and holds our intellectual property assets. Our executive offices are located at Ole Maaløes Vej 3, DK-2200 Copenhagen N, Denmark, and our telephone number is +45 7070 2980. Our website address is iobiotech.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research, preclinical studies and clinical trials for our product candidates, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. IO102-IO103 is in clinical development and IO112 is in preclinical development, and none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2023 and 2022, our net losses were $86.1 million and $71.5 million, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of December 31, 2023, we had $143.2 million in cash and cash equivalents. Based upon our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. However, our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
successfully completing ongoing pre-clinical studies and clinical trials;
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
•
the cost of commercialization activities for any of our product candidates, if approved, including marketing, sales, compliance and distribution costs;
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
•
our need and ability to retain key management and hire scientific, technical, business, medical, and compliance personnel;
•
our implementation of additional internal systems and infrastructure, including operational, financial, compliance and management information systems;
•
our costs associated with expanding our facilities or building out our laboratory space;
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from public health emergencies, and geopolitical conflict (such as in Ukraine and the Middle East); and
•
the costs of operating as a public company.

We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

There is no assurance that clinical trials of IO102-IO103, or any other future clinical trials of our product candidates, will be successful or will generate positive clinical data and we may not receive marketing approval from the FDA, European Commission (based on recommendation from the EMA), or other regulatory authorities for any of our product candidates. We have limited experience submitting INDs to the FDA. There can be no assurance that the FDA will permit any of our future INDs, including any IND for IO112, to go into effect in a timely manner or at all. Without an IND for a product candidate, we will not be permitted to conduct clinical trials in the United States of such product candidate.

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
•
obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates and otherwise protecting our rights in our intellectual property portfolio;
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
•
manufacturing our product candidates at an acceptable cost; and
•
maintaining and growing an organization of scientists, medical and clinical professionals and business professionals who can develop and commercialize our products and technology.

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

The research and development of drugs and biological products is extremely risky. Only a small percentage of product candidates that enter the development process ever receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. The outcome of clinical testing is uncertain. We may face unforeseen challenges in our product candidate development strategy, and we can provide no assurances that we will ultimately be successful in our current and future clinical trials or that our product candidates will be able to receive regulatory approval. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues when tested in humans despite promising results in preclinical animal models. In particular, while IO102-IO103 in combination with an anti-PD-1 monoclonal antibody has been investigated in a Phase 1/2 trial in 30 metastatic melanoma patients at Herlev University Hospital of Copenhagen, we do not know how IO102-IO103 will perform in our ongoing Phase 3 clinical trial combining IO102-IO103 with an anti-PD-1 monoclonal antibody in first line treatment of advanced melanoma patients, nor do we know how candidates in our ongoing Phase 2 basket trial, IOB-022, our ongoing Phase 2 basket trial, IOB-032 or in future clinical trials will perform. Future results of preclinical and clinical testing of our product candidates are also less certain due to the novel and relatively untested nature of the approach of our T-win® platform. In general, clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry, including immune-oncology companies, have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

Our product candidates are based on novel technologies that target the highly immunosuppressive tumor microenvironment, which makes it difficult to predict the results, timing, and cost of product candidate development and likelihood of obtaining regulatory approval.

We have concentrated our research and development efforts on product candidates using our T-win platform, and our future success depends on the successful development of this approach. Our product candidates target the tumor microenvironment which is highly immunosuppressive. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of our platform technologies may not ever result in marketable products. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing our own commercial manufacturing capabilities, which may prevent us from completing our clinical trials or commercializing any products on a timely or profitable basis, if at all.

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

The oncology industry is also rapidly developing, and our competitors may introduce new technologies improving the immune response to cancer that render our technologies obsolete or less attractive. New technology could emerge at any point in the development cycle of our product candidates.

We are investigating IO102-IO103 in clinical trials in melanoma and other solid tumors, and our third product candidate, IO112, targets an immune resistance pathway known as Arginase 1 which is highly expressed in solid cancer indications. If our product candidates do not show any functionality in the solid tumor microenvironment, our development plans, financial position, results of operations and prospects may be materially adversely affected.

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

Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. As a result of public health emergencies and resource constraints on CROs, prospective clinical trial sites and others, we may experience longer than expected lead times in clinical trial site activation and patient enrollment in our clinical trials. Furthermore, enrollment for our clinical trials may take longer than anticipated due to other monotherapies and combination therapies being investigated in the first-line setting at this time. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required to adequately power our studies in order to draw meaningful conclusions from them or as may be required by the FDA, European Commission (based on recommendation from the EMA), or comparable foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

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

The FDA may also modify or enhance clinical trial requirements, which may affect enrollment and retention of patients. In August 2023, the FDA published a guidance document, “Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors,” which supersedes past guidance and finalizes draft guidance on informed consent. The FDA’s new guidance presents evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial, which may increase costs and delay clinical programs.

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

Of the large number of products in development, only a small percentage successfully complete FDA, European Commission (based on recommendation from the EMA), or foreign regulatory approval processes and are commercialized. The lengthy approval and marketing authorization process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval and marketing authorization to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

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

Possible adverse reactions and adverse side effects that could occur with immuno-oncology treatments can be severe. For example, we have reported to FDA some serious and unexpected suspected adverse reactions from the IOB-012 trial to FDA, which involved pulmonary tuberculosis, enterocolitis, hypovolemic shock, and diabetic ketoacidosis. As part of routine safety monitoring and pharmacovigilance evaluation on ongoing and planned trials, we continue to review data and perform additional assessments, depending on an evaluation of the available data, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates or to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate, if approved.

Our clinical trials could also be suspended or terminated and the FDA, European Commission (based on recommendation from the EMA), or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if this does not occur, reports of serious reactions could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA, European Commission (based on recommendation from the EMA), an institutional review board (IRB) or ethics committee (EC), which are local institutional boards or committees, as applicable, that review, approve and oversee basic and clinical research conducted as the institution participating in the clinical trial, or comparable foreign regulatory authorities, may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the product candidate.

As an organization, we have never conducted pivotal clinical trials, and we may be unable to do so for any product candidates we may develop.

We will need to successfully complete clinical trials meeting requirements for approval of the FDA or comparable foreign regulatory authorities, known as pivotal trials, to market IO102-IO103, IO112, IO170 or any future product candidate. Conducting and successfully completing pivotal clinical trials is a complicated process. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of IO102-IO103, IO112, IO170 or future product candidates. In order to do so, we will need to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. We also may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

Some data for product candidates comes from clinical trials conducted outside the United States, EU and the UK, and the FDA, European Commission (based on recommendation from the EMA), or comparable foreign regulatory authorities may not accept data from such trials.

Although we believe that the patient population in the Phase 1/2 trial with IO102-IO103 in combination with an anti-PD-1 monoclonal antibody in 30 metastatic melanoma patients is representative of the population for which we intend to label our IO102-103 product candidate in the United States, the trial was conducted in Europe, our ongoing IOB-013/KN-D18 and IOB-022 trials include sites outside of the United States, and we may conduct additional trials in the future outside of the United States, Europe and the United Kingdom. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA may be subject to certain conditions or may not be accepted at all. Similarly, the European Commission (based on recommendation from the EMA), and other equivalent foreign regulatory authorities may not accept data from trials conducted outside their jurisdiction. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice; and (2) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (GCP) regulations; and (3) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the product candidate in the United States. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements for clinical trials. In addition, such trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, European Commission (based on recommendation from the EMA), or any comparable foreign regulatory authority will accept data from trials conducted outside of the applicable jurisdiction. If the FDA, European Commission (based on recommendation from the EMA), or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Breakthrough therapy designation by the FDA for any product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that the product candidate will receive marketing approval.

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

We may submit a BLA for our product candidates under the Accelerated Approval Pathway. If we are unable to obtain licensure of our biological candidates through the Accelerated Approval Pathway in the United States, we may be required to conduct additional nonclinical and clinical studies and trials beyond those that we currently contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approval. Even if we receive licensure from the FDA through the Accelerated Approval Program, if any required confirmatory post-marketing trial does not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw the approval.

We may seek approval under the Accelerated Approval Pathway for our IO102-IO103, IO112 or any other product candidates. For any approval to market a product, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety, efficacy, purity and potency of the product for the indication applied for in the BLA, or other respective regulatory filings. The Accelerated Approval Pathway is one of several approaches used by the FDA to make prescription drugs and biologics more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the FDCA provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Approval through the Accelerated Approval Pathway is typically subject, however, to the requirement that the applicant conduct additional post-marketing clinical trials to verify and describe the product’s clinical benefit. Typically, clinical benefit is verified when post-marketing clinical trials show that the product provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. If such confirmatory post-marketing trial fails to confirm the product’s clinical profile or risks and benefits, the FDA may withdraw its approval of the product.

The FDA has broad discretion with regard to approval through the Accelerated Approval Pathway, and even if we believe that the Accelerated Approval Pathway is appropriate for our product candidates, we cannot assure you that the FDA will ultimately agree. Furthermore, even if we do obtain approval through the Accelerated Approval Pathway, we may not experience a faster development process, review or approval compared to conventional FDA procedures.

Even if we receive approval for one or more of our product candidates through the Accelerated Approval Pathway, we will be subject to rigorous post-marketing requirements, possibly including the completion of one or more confirmatory post- marketing trials as the FDA may require, to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval for multiple reasons, including if we fail to conduct any required confirmatory post-marketing trial with due diligence, our confirmatory post-marketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe, effective, pure or potent under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.

Moreover, Congress has recently enacted changes to the Accelerated Approval Pathway that could impact our ability to obtain Accelerated Approval, or increase the burdens associated with post-marketing requirements in the event we do obtain Accelerated Approval. In particular, the FDA must specify certain conditions for required post-approval studies for products that receive Accelerated Approval, which may include enrollment targets and milestones, including the target date for study completion, by the time the biologic is licensed. FDA may also require post-approval studies to be underway at the time of Accelerated Approval or within a specified time period following Accelerated Approval for such biologics.

Any delay in obtaining, or inability to obtain, approval or licensure through the Accelerated Approval Pathway, or any issues in maintaining approval or licensure granted under the Accelerated Approval Pathway, would delay or prevent commercialization of our products, and could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

In the EU, the European Commission (based on recommendation from the EMA) will require an equivalent risk management plan (RMP). The FDA’s, European Commission’s, EMA’s, and other comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We anticipate that our current product candidates and any future product candidates will be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.

Our T-win® platform targets both immune suppressive host and tumor cells in the TME initiating a dynamic process of activating the host immune system, which response can be further exploited by concurrent or subsequent therapies as checkpoint inhibitors such as the dominant PD-1 monoclonal antibodies, pembrolizumab and nivolumab. Accordingly, it is expected that our product candidates, if approved, would be used in combination with third-party drugs or biologics. For example, IO102-IO103 in combination with an anti-PD-1 monoclonal antibody was investigated in a Phase 1/2 trial in 30 metastatic melanoma patients at Herlev University Hospital of Copenhagen, and we are conducting a Phase 3 clinical trial, the IOB-013/KN-D18 trial, combining IO102-IO103 with an pembrolizumab in first line advanced melanoma patients. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with pembrolizumab, nivolumab, or any other checkpoint inhibitor immunotherapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. We are currently developing IO102-IO103 and IO112 and may develop other future product candidates for use in combination with checkpoint inhibitors and other therapies. The FDA, EMA, or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our current product candidates and any future product candidates. It is also possible that trial results for our product candidates may differ significantly if our product candidates are investigated with different combination therapies in different trials - for example, if we were to investigate our product candidates with one anti-PD-1 monoclonal antibody in one trial and a different anti-PD-1 monoclonal antibody in another. Moreover, following product approval, the FDA, EMA, or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, quality, manufacturing and supply issues, and changes to the standard of care.

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

We expect initially to focus on the development of our lead dual epitope IO102-IO103. We also expect to continue to develop our other product candidates, IO112 and IO170. A key part of our strategy, however, is to continue to pursue clinical development of additional product candidates utilizing our T-win® platform. Developing, obtaining marketing approval for, and commercializing any future product candidates will require substantial additional funding and will be subject to the risks of failure inherent in drug product development. We cannot assure you that we will be able to successfully advance any future product candidates through the development process.

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

Identifying and qualifying patients to participate in clinical studies of our current product candidates and any future product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our current product candidates and any future product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment or patient retention due to other unforeseen factors. We may not be able to initiate or continue clinical trials for our current product candidates and any future product candidates if we are unable to locate and enroll and retain a sufficient number of eligible patients to participate in these trials as required by the FDA, EMA, or comparable foreign regulatory authorities outside the United States. For example, COVID-19 impacted our ability to initiate clinical sites and recruit, enroll and retain patients, or similar public health emergencies may divert healthcare resources away from clinical trials. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our current product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates or future product candidates.

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

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current product candidates and any future product candidates, and this competition may reduce the number and types of patients available to us because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which may reduce the number of patients who are available for our clinical trials at such clinical trial sites. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

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

Our future profitability will depend, in part, on our ability to commercialize our product candidates, if approved, in markets in the United States, Europe, the United Kingdom, and other countries where we maintain commercialization rights. As we begin to commercialize our product candidates, if approved, in multiple markets, we are subject to additional risks and uncertainties, including:

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

These and other risks associated with international operations may adversely affect our ability to attain or maintain profitable operations. Future sales of our products or our product candidates, if they are approved, will be dependent on purchasing decisions of and reimbursement from government health administration authorities, distributors and other organizations. As a result of adverse conditions affecting the global economy and credit and financial markets, including disruptions due to political instability, geopolitical conflict or otherwise, these organizations may defer purchases, may be unable to satisfy their purchasing or reimbursement obligations, or may affect milestone payments or royalties for our products or any of our product candidates that are approved for commercialization in the future. Should any of these risks materialize, this could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Related to Manufacturing and Commercialization

The manufacture of our product candidates is complex and we may encounter difficulties in production, particularly with respect to process development or scale-up of our manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped.

We have not yet manufactured or processed our product candidates on a commercial scale and may not be able to do so for any of our product candidates. We may encounter difficulties in production, particularly in scaling up or out, validating the production process, and assuring high reliability of the manufacturing process. These problems may include delays or break-downs in logistics and shipping, difficulties with production costs and yields, quality control, and product testing, operator error, lack of availability of qualified personnel, as well as failure to comply with strictly enforced federal, state and foreign regulations.

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

Manufacturing facilities also require commissioning and validation activities to demonstrate that they operate as designed, and are subject to government inspections by the FDA, EU Member States (coordinated by the EMA) and other comparable foreign regulatory authorities. If we are unable to reliably produce products to specifications acceptable to the regulatory authorities, we may not obtain or maintain the approvals we need to manufacture our products. Further, manufacturing facilities may fail to pass government inspections prior to or after the commercial launch of our product candidates, which would cause significant delays and additional costs required to remediate any deficiencies identified by the regulatory authorities. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Even if we obtain marketing approvals from the FDA, European Commission (based on recommendation from the EMA), or other comparable foreign regulatory agencies and are able to initiate commercialization of our clinical-stage product candidates or any other product candidates we develop, the product candidate may not achieve market acceptance among physicians, patients, hospitals, including pharmacy directors, cancer treatment centers, and third-party payors and, ultimately, may not be commercially successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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
•
the availability of coverage from, adequate reimbursement from, and our ability to negotiate pricing with, third-party payors and government authorities;
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

We may not be able to successfully commercialize our product candidates, if approved, due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for us to sell our product candidates profitably.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process, with uncertain results, that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may not be available, or may be more limited than the purposes for which the product is approved by the FDA or other comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting drug prices and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States.

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

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, CMS, the federal agency responsible for administering the Medicare program, revises the reimbursement amounts paid to health care providers, including the Medicare Physician Fee Schedule and Hospital Outpatient Prospective Payment System, which may result in reduced Medicare payments.

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

Reimbursement and healthcare payment systems vary significantly by country outside the United States, and many countries have instituted price ceilings on specific products and therapies. In the EU and the United Kingdom, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU, United Kingdom or at an EU Member State level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU Member States and the United Kingdom have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products in these countries, these restrictions on pricing and reimbursement could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the EU, United Kingdom or any other jurisdiction. If we, or any third parties we may engage, are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of the product revenue to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of third parties and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or devote the necessary resources and attention to sell and market any future products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

If granted, regulatory approval by the FDA, European Commission (based on recommendations from the EMA) or comparable foreign regulatory authorities is limited to those specific indications and conditions for which approval has been granted, and we may be subject to substantial fines, criminal penalties, injunctions, or other enforcement actions if we are determined to be promoting the use of our products for unapproved or off-label uses, or in a manner inconsistent with the approved labeling, resulting in damage to our reputation and business.

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA or comparable foreign regulatory and governmental authorities, Department of Justice, HHS Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which the product has been approved. If we are not able to obtain FDA or comparable foreign regulatory authority approval for desired uses or indications for our current product candidates and any future product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, and must abide by the FDA or a comparable foreign regulatory or governmental authority’s strict requirements regarding the content of promotion and advertising.

While physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, we and any third parties engaged on our behalf are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA or comparable foreign regulatory authorities. Regulatory authorities in the United States generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by biopharmaceutical companies concerning off-label uses.

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

In the United States, engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, and agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These FCA lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements pertaining to certain sales practices and promoting off-label uses. In addition, FCA lawsuits may expose manufacturers to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

Even if we obtain FDA or European Commission (based on recommendations from the EMA) approval of any of our product candidates in the United States or EU, we may never obtain approval for or commercialize any of them in any other jurisdiction, which would limit our ability to realize their full market potential.

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

We have supplied and may continue to supply and otherwise support third party research, including investigator-initiated clinical trials. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our internally-sponsored clinical trials, but because we may not be the sponsors of these trials, we have less control over the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment. The conduct or findings of these trials may have a negative impact on our development programs notwithstanding that we have little involvement or control over these trials. As a result, we are subject to additional risks associated with the way investigator-initiated trials are conducted. In particular, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-initiated clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. As a result, our lack of control over the conduct and timing of and communications with the FDA and other regulatory authorities regarding investigator-sponsored trials may expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for our product candidates.

We rely on third parties to conduct, supervise, and monitor our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs which may have an adverse effect on our business and prospects.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our current and future preclinical studies and clinical trials. CROs that manage our preclinical studies and clinical trials as well as clinical investigators, including in investigator-initiated clinical trials, and consultants play a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with Good Laboratory Practice (GLP) and GCP requirements, which are regulations and guidelines enforced by the FDA, the EMA, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites, including clinical trial sites in investigator-initiated clinical trials, fail to comply with applicable GLP or GCP requirements, the data generated in our preclinical studies and clinical trials may be deemed unreliable, and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional preclinical or clinical trials before approving our marketing applications. Further, requirements regarding clinical trial data may evolve. In June 2023, the FDA published a draft guidance, “E6(R3) Good Clinical Practice (GCP),” which seeks to unify standards for clinical trial data for ICH member countries and regions. Changes to data requirements may cause the FDA or other foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and may require further studies. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials or investigator-initiated clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may be unable to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and may be unable to, or may be delayed in our efforts to, successfully commercialize our products.

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

In complying with the manufacturing regulations of the FDA and other comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us, including the seizure of products and shutting down of production. We and any of these third-party suppliers may also be subject to inspections by the FDA, EU Member States (coordinated by the EMA), or comparable foreign regulatory authorities. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize our product candidates could suffer significant interruptions.

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

Any disruption, such as a fire, natural hazards or vandalism at our CMOs, or any impacts on our CMOs due to COVID-19, could significantly interrupt our manufacturing capability. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months of manufacturing delays as we build facilities or locate alternative suppliers and seek and obtain necessary regulatory approvals. If this occurs, we may be unable to satisfy manufacturing needs on a timely basis, if at all. If changes to CMOs occur, then there also may be changes to manufacturing processes inherent in the setup of new operations for our product candidates and any products that may obtain approval in the future. Any such changes could require the conduct of bridging studies before we can use any materials produced at new facilities or under new processes in clinical trials or, for any products reaching approval, in our commercial supply. Further, business interruption insurance may not adequately compensate us for any losses that may occur and, in that case, we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event of any CMOs could have drastic consequences, including placing our financial stability at risk.

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

If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our clinical or commercial demand for any of our product candidates, we could experience delays in our planned clinical studies or commercialization. For example, future public health emergencies may impact our ability to procure sufficient supplies for the development of our current and future product candidates, and the extent of such impacts will depend on the severity and duration of and the actions undertaken to contain such public health crisis or treat its effects. We could be unable to find alternative suppliers of acceptable quality and experience that can produce and supply appropriate volumes at an acceptable cost or on favorable terms. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, could significantly delay our clinical trials and, for any product candidates that reach approval, the commercialization of our products, which would materially adversely affect our business, financial condition and results of operation.

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

As we continue to develop and scale our manufacturing process, we expect that we will need to obtain rights to and supplies of certain materials and equipment to be used as part of that process. We may not be able to obtain rights to such materials on commercially reasonable terms, or at all, and if we are unable to alter our process in a commercially viable manner to avoid the use of such materials or find a suitable substitute, it would have a material adverse effect on our business. Even if we are able to alter our process so as to use other materials or equipment, such a change may lead to a delay in our clinical development and/or commercialization plans. If such a change occurs for a product candidate that is already in clinical testing, the change may require us to perform both ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. These factors could cause the delay of studies or trials, regulatory submissions, required approvals or commercialization of product candidates that we develop, cause us to incur higher costs and prevent us from commercializing our product candidates successfully.

Our reliance on third parties requires us to share certain of our trade secrets, which increases the possibility that a competitor will discover them or that such trade secrets will be misappropriated or disclosed.

Because we rely on third parties to research and develop and to manufacture our product candidates, we must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure could impair our competitive position and may have a material adverse effect on our business.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with will likely expect to be granted rights to publish data arising out of such collaboration and any joint research and development programs may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets could impair our competitive position and have an adverse impact on our business.

We may form or seek partnerships, collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such partnerships, collaborations, alliances or licensing arrangements.

We may form or seek partnerships or strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. For example, we have entered into collaborative agreements with Merck pursuant to which they provide the pembrolizumab used in certain of our trials. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, share the data with such collaborators, restrict our ability to utilize certain data arising out of these collaboration arrangements, issue securities that dilute our existing stockholders or take actions that disrupt our management and business.

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

Risks Related to Our Industry and Business Operations

The outbreak of COVID-19, or similar public health emergencies, could have a material adverse impact on our business, financial condition and results of operations, including the execution of our planned clinical trials.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified. This virus spread globally, including within the United States and, while the COVID-19 public health emergency expired on May 11, 2023 and cases and hospitalization are currently on the decline in the United States, there can be no assurances they will not continue at the current rate or increase in the future especially in light of the number of variants that are emerging across the world. Governments in the United States and elsewhere have historically taken and may in the future take severe measures to slow the spread of COVID-19, including by requiring that certain businesses close or conduct only the minimum necessary operations. The pandemic and government measures taken in response had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages occurred, supply chains were disrupted, facilities were closed, production was suspended, and demand for certain goods and services, such as medical services and supplies, spiked, while demand for other goods and services, such as travel, fell. The extent to which COVID-19 and similar public health emergencies may impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and similar public health emergencies and government measures taken in response.

Site activation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis for our planned clinical trials may be delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to COVID-19 or similar public health emergencies. Additionally, some participants and clinical investigators may not be able to comply with clinical trial protocols in light of future restrictions imposed by the U.S. and other foreign governments. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct its planned clinical trials. If the global effort to control public health emergencies such as COVID-19 continues for an extended period of time, we risk a delay in activating sites and enrolling subjects as previously projected. For example, during COVID-19, we experienced longer than expected lead times in clinical trial site activation and patient enrollment in our clinical trials. Any delays to our planned clinical trials for IO102-IO103 and any future clinical trials and increased cost associated with the conducting of our clinical trials could impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than it had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans.

Further, infections and deaths related to COVID-19 and similar public health emergencies have disrupted, and may disrupt in the future, certain healthcare and healthcare regulatory systems globally. Such disruptions could divert healthcare resources away from, or materially delay review by, the FDA and comparable foreign regulatory agencies. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially adversely affect the development and study of its product candidates.

We currently utilize third parties to, among other things, manufacture raw materials and our product candidates, components, parts, and consumables, and to perform quality testing. If either we or any third-party in the supply chain for materials used in the production of its product candidates are adversely impacted by restrictions resulting from the COVID-19 or similar public health emergencies, our supply chain may be disrupted, limiting our ability to manufacture product candidates for its clinical trials.

In response to COVID-19, we complied with applicable regulation and limited required on-site staff to essential workers, with the balance of its employees continuing their work primarily outside of our offices. Due to shelter-in-place orders or other mandated local travel restrictions, third parties conducting clinical or manufacturing activities were not be able to access laboratory or manufacturing space, and, should future public health emergencies necessitate similar action, our core activities may be significantly limited or curtailed, possibly for an extended period of time.

While the potential economic impact brought by and the duration of public health emergencies may be difficult to assess or predict, COVID-19 caused, and may in the future cause, significant disruption of global financial markets and the trading prices of biopharmaceutical companies was highly volatile as a result of COVID-19 pandemic, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the global effort to control future public health emergencies could materially and adversely affect our business.

The ultimate impact of the COVID-19, or any other health epidemic, is highly uncertain and subject to change. Potential delays or impacts on our business, our planned clinical trials, healthcare systems or the global economy as a whole could have a material adverse impact on our business, financial condition and results of operations.

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

The ability of the FDA, EMA, and other comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at regulatory authorities and government agencies have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies such as the EMA following its post-Brexit relocation and resulting staff changes may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs in the future, it could significantly impact the ability of the FDA to review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring, and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Travel restrictions and other uncertainties may continue to impact oversight operations both domestic and abroad. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. On February 2, 2022, the FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022.

On May 11, 2023, the COVID-19 public health emergency declared under the Public Health Service (PHS) Act expired. It is unclear how the FDA’s policies and guidance will impact any inspections of our facilities, including our clinical trial sites. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside of the United States may adopt similar restrictions or other policy measures in response to COVID-19 and may experience delays in their regulatory activities.

If a prolonged government shutdown occurs, or if global health concerns impact regular inspections, reviews, or other regulatory activities of the FDA or other regulatory authorities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and other comparable foreign regulatory authorities, provide accurate information to the FDA and other comparable foreign regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States, EU, United Kingdom and in other jurisdictions, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

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

We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claims or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

Patients with cancer and other diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to, or perceived to be related to, our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may divide the attention of our management team, interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

Our future success depends on our ability to retain key members of senior management and to attract, retain and motivate qualified personnel.

Our ability to compete in the highly competitive biopharmaceutical industry depends upon our ability to attract and retain highly qualified management, research and development, clinical, financial and business development personnel. We are highly dependent on our management, scientific and medical personnel, including Mai Britt Zocca, Ph.D., our Chief Executive Officer, Amy Sullivan, M.B.A., our Chief Financial Officer and Qasim Ahmad, M.D., our Chief Medical Officer. Our senior management may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our employees.

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

As of December 31, 2023 we had 68 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, compliance, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us.

The development and commercialization of new products is highly competitive. We expect to compete in the segments of the pharmaceutical, biotechnology and other related markets that pursue oncology treatments. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain regulatory approval from the FDA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, if ever, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. Moreover, with the proliferation of new drugs and therapies into oncology, we expect to face increasingly intense competition as new technologies become available. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our product candidates or our technology obsolete, less competitive or uneconomical.

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

Specifically, there are many companies that have commercialized or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies such as Amgen Inc. (Amgen), AstraZeneca plc (AstraZeneca), Bristol-Myers Squibb Company (BMS), Merck, Novartis AG (Novartis), Pfizer Inc. (Pfizer), Moderna, Regeneron, and F. Hoffman-La Roche AG (Roche), and Roche's subsidiary Genentech, Inc. (Genentech).

In melanoma specifically, the dominant market players are nivolumab, marketed by BMS and Ono, combination of nivolumab & ipilimumab, marketed by BMS and Ono, combination of nivolumab and relatlimab (LAG-3 blocking antibody) marketed by BMS and pembrolizumab, marketed by Merck. We are also aware of several companies testing their compounds in combination with nivolumab or pembrolizumab. In mid stage development there is Moderna and Merck with an investigational personalized mRNA cancer vaccine, in combination with pembrolizumab and Regeneron testing their fianlimab anti-LAG3 in combination cmiplimab Anti-PD-1 in first line melanoma. In earlier stage development there are also BioNTech with NEO-PV-01 and Karyopharm with selinexor.

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

Additionally, tax authorities in the jurisdictions in which we operate may challenge our treatment of our corporate reorganization. No assets (either physical or intangible) were transferred from Denmark to the U.S. pursuant to our corporate reorganization, nor were any existing business functions or units operating from Denmark transferred from IO Biotech ApS to IO Biotech, Inc. as part of the corporate reorganization to form part of our U.S. operations. Accordingly, we did not intend to treat the corporate reorganization as a deemed sale of all or part of our business by IO Biotech ApS to IO Biotech, Inc. If Danish tax authorities were to disagree with our position and treat the corporate reorganization or any of our activities thereafter as a deemed sale, in whole or in part, of intellectual property rights and/or other assets owned by IO Biotech ApS to IO Biotech, Inc., we could be subject to a Danish tax, the current rate of which is 22%, on the gain realized calculated as the difference between the fair market value and the tax value of the assets, at the time of the deemed sale of the assets from Denmark as determined by the Danish tax authorities.

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

Our total gross deferred tax assets as of December 31, 2023 were $58.4 million. Total gross deferred tax assets is comprised of $53.3 million, $4.5 million and $0.6 million relating to IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively. Our anticipated activities are also expected to result in future significant net operating losses in Denmark resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The company has provided a valuation allowance of ($53.1) million, $(4.3) million and $(0.5) million on our net deferred tax assets in IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively, as of December 31, 2023. Based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Denmark and the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, and established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics.

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

Upcoming changes in the pharmaceutical product legislation in certain jurisdictions may have an adverse effect on the data and market exclusivity available for our products.

The EU Pharma Law Review initiated by the European Commission on April 6, 2023 could have a significant impact on the RDP available for innovative medicinal products in the EU. If adopted in current form, the EU Pharma Law Proposal would reduce the current baseline for data exclusivity from eight to six years, extendable under certain conditions. Such RDP reduction could lead to faster access to the EU market for generics and biosimilars.

The EU Pharma Law Proposal also proposes changes the current orphan market exclusivity approach. If adopted in the current form, the EU Pharma Law Proposal would in most cases reduce the duration of orphan market exclusivity.

We are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business and personal information in connection with the conduct of our clinical trials and related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, including with respect to regulatory enforcement and private litigation, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission (FTC) Act), that govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that may be subject to privacy and security requirements under HIPAA, as amended by HITECH and regulations promulgated thereunder. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose, or are subject to an actual or alleged data breach regarding, individually identifiable health information in a manner that is not authorized or permitted by HIPAA. In 2023, the SEC finalized rules requiring enhanced disclosures regarding cybersecurity risk management, strategy, and governance, as well as the timely reporting of material cybersecurity incidents. These rules mandate disclosures about our processes for identifying, assessing, and managing cybersecurity risks, the role of management and the board of directors in overseeing these risks, and specific incidents that materially affect us.

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

Relatedly, following Brexit, the EU GDPR has been implemented in the United Kingdom (as the UK GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but that process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. The UK Government has published its own form of SCCs, known as the International Data Transfer Agreement (IDTA) and International Data Transfer Addendum (UK Addendum) to the EU SCCs. The UK Information Commissioner’s Office (ICO) has also published its own version of the transfer impact assessment and recently revised guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. In terms of international data transfers between the UK and US, it is understood that the UK and the US are also negotiating an adequacy agreement.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to devote additional resources to and put in place additional mechanisms ensuring compliance with the new data protection and disclosure rules. Despite our efforts to comply with these laws and regulations, the inherent complexity of data security and cyber threats, and the newness of some of these requirements, such as the SEC’s cybersecurity disclosure requirements, present a risk of non-compliance or insufficient disclosure, which could invite regulatory scrutiny and affect our operational and financial performance. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act (the CCPA), which took effect on January 1, 2020, became enforceable by the California Attorney General on July 1, 2020, and was the first comprehensive state privacy law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (the CPRA), which further amended the CCPA, went into effect on January 1, 2023. The CCPA, as amended by the CPRA, imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Although the CCPA currently exempts certain health-related information, including clinical trial data, the CCPA (as amended by the CPRA) may increase our compliance costs and potential liability. Similar laws have been adopted in other states or proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, the Nevada Privacy of Information Collected on the Internet from Consumers Act went into effect on October 1, 2021, the Virginia Consumer Data Protection Act went into effect on January 1, 2023, the Colorado Privacy Act went into effect on July 1, 2023, the Connecticut Data Privacy Act went into effect July 1, 2023, and the Utah Consumer Privacy Act went into effect December 31, 2023. Additionally, newly introduced state laws related to health privacy may result in additional compliance costs. For example, the state of Washington recently passed the “My Health My Data” Act, which will regulate “consumer health data,” defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data” Act provides exemptions for personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. Additionally, Nevada recently enacted a consumer health data privacy bill, and other states could adopt health-specific privacy laws that could impact our business.

The Federal Trade Commission (FTC) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information. For instance, the FTC has promulgated standards for fair information practices, which concern consumer notice, choice, security and access, and also require notice of certain health information breaches outside the HIPAA context. Privacy laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. Violating individuals’ privacy rights, publishing false or misleading information about security practices, or failing to take appropriate steps to keep individuals’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. Additionally, the FTC published an advance notice of proposed rulemaking on commercial surveillance and data security in 2022 and may implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive in the coming years. Federal regulators, state attorneys general and plaintiffs’ attorneys have been and will likely continue to be active in this space, and if we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

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

Our success depends in large part on our ability to obtain and maintain patent protection for our T-win® platform, product candidates and their uses, as well as our ability to operate without infringing the proprietary rights of others. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business. We cannot guarantee that our pending and future patent applications will result in patents being issued or that issued patents will afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or that they will effectively prevent others from commercializing competitive technologies, products or product candidates.

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal, scientific, and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including United States Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa.

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

We currently own intellectual property directed to our product candidates and other proprietary technologies, including our T-win® platform. Other pharmaceutical companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. From time to time, in order to avoid infringing these third-party patents, we may be required to license technology from additional third parties to further develop or commercialize our product candidates. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

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

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

The term of any individual patent depends on applicable law in the country where the patent is granted. In the United States, provided all maintenance fees are timely paid, a patent generally has a term of 20 years from its application filing date or earliest claimed non-provisional filing date. Extensions may be available under certain circumstances, but the life of a patent and, correspondingly, the protection it affords is limited. Even if we or our licensors obtain patents covering our product candidates, when the terms of all patents covering a product expire, our business may become subject to competition from competitive medications or vaccines, including generic medications or vaccines. Given the amount of time required for the development, testing and regulatory review and approval of new product candidates, patents protecting such candidates may expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Filing, prosecuting and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive, and even in countries where we have sought protection for our intellectual property, such protection can be less extensive than in the United States. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. In-licensing patents covering our product candidates in all countries throughout the world may similarly be prohibitively expensive, if such opportunities are available at all. And in-licensing or filing, prosecuting and defending patents even in only those jurisdictions in which we develop or commercialize our product candidates may be prohibitively expensive or impractical. Competitors may use our and our licensors’ technologies in jurisdictions where we have not obtained patent protection or licensed patents to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors have patent protection, but where enforcement is not as strong as that in the United States or Europe. These products may compete with our product candidates, and our or our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or regulations in the United States and Europe, and many companies have encountered significant difficulties in protecting and defending proprietary rights in such jurisdictions. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets or other forms of intellectual property, particularly those relating to biotechnology products, which could make it difficult for us to prevent competitors in some jurisdictions from marketing competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, are likely to result in substantial costs and divert our efforts and attention from other aspects of our business, and additionally could put our or our licensors’ patents at risk of being invalidated or interpreted narrowly, could increase the risk of our or our licensors’ patent applications not issuing, or could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, while damages or other remedies may be awarded to the adverse party, which may be commercially significant. If we prevail, damages or other remedies awarded to us, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition in those jurisdictions.

In some jurisdictions, including certain European countries, compulsory licensing laws compel patent owners to grant licenses to third parties. In addition, some countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties under patents relevant to our business, or if we or our licensors are prevented from enforcing patent rights against third parties, our competitive position may be substantially impaired in such jurisdictions.

We may rely on trade secret and proprietary know-how which can be difficult to trace and enforce and, if we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

In addition to seeking patents for some of our technology and current product candidates or any future product candidates, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Elements of our current product candidates or any future product candidates, including processes for their preparation and manufacture, as well as our T-win® platform, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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
•
the size of our public float;
•
political uncertainty and/or instability in the United States and throughout the world; and
•
any other factors discussed in this Annual Report on Form 10-K.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology companies. Stock prices of many immuno-oncology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading prices for common stock of other biopharmaceutical companies have also been highly volatile as a result of the high inflation environment and geopolitical conflict in Ukraine and the Middle East. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2023, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 93.7% of our voting stock. Therefore, these stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of December 31, 2023, we had 65,880,914 shares of common stock outstanding. Substantially all of our outstanding shares of common stock are currently able to be sold freely in the public market, subject to certain restrictions that may apply to shares of our common stock held by our affiliates and by certain participants in our August 2023 private placement. The market price of our common stock could decline as a result of the sale of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

Delaware law and provisions in our amended and restated certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

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

Pursuant to the IO Biotech, Inc. 2021 Equity Incentive Plan (the 2021 Equity Plan), we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In addition, pursuant to the IO Biotech, Inc. 2023 Inducement Award Plan (2023 Inducement Plan), we are eligible to grant stock options and other equity-based awards to employees as an inducement for them to join us. Equity-based awards granted under the 2021 Equity Plan and the 2023 Inducement Plan would cause dilution to our stockholders. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, by an amount equal to the lesser of (1) 4% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (2) a lesser number of shares determined by our board of directors prior to the applicable January 1st. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall. The maximum number of shares reserved for issuance under the 2023 Inducement Plan is 1,976,427 shares.

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

Investors may find our common stock less attractive to the extent we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

General Risk Factors

We incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act), as well as rules subsequently implemented by the SEC and Nasdaq, have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “Say on Pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We have taken advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costlier than when we were a private company. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance.

Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending December 31, 2022, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that and each subsequent year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we were not required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements. For example, in connection with the audit of our financial statements for the years ended December 31, 2021 and 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. This material weakness was not previously remediated, and in connection with the preparation of our consolidated financial statements for the year ended December 31, 2021, the Company identified an error, which resulted in a restatement as disclosed in our Current Report on Form 8-K filed on December 17, 2021. For the year ended December 31, 2022, this material weakness was remediated and no additional material weaknesses were identified for the year ended December 31, 2023, but we could experience further difficulty with internal control over financing reporting in the future.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and we could be subject to sanctions or investigations by Nasdaq, the SEC or other authorities.

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

New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the TCJA enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) modified certain provisions of the TCJA. In addition, it is uncertain if and to what extent various states will conform to the TCJA or any newly enacted federal tax legislation. For example, the U.S. government recently enacted the IRA which, among other things, significantly changes the taxation of certain business entities, including by imposing a 1% excise tax on certain share buybacks, effective for tax years beginning in 2023. If and when applicable, it is possible that the 1% excise tax on share buybacks could result in an additional tax liability over the regular federal corporate tax liability in a given year. Any resulting tax liability could adverse impact our business, financial condition, results of operation, and liquidity. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the TCJA or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one time charges, and could increase our future U.S. tax expense.

In addition, recent and upcoming presidential and congressional elections in the United States could also result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting us and our business. For example, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including as a result of recent developments in the U.S. banking sector and geopolitical conflict in Ukraine and the Middle East, leading to increased inflation, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic and bank-system stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our drug-candidate-development goals on schedule and on budget.

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

We face significant operational risks as a result of doing business globally, such as:

•
fluctuations in currency exchange rates (in particular, between U.S. dollars, Euros and Danish Kroner);
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

Global economic and political instability and conflicts, such as the conflict in Russia and Ukraine and conflicts in the Middle East, could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict in Ukraine and conflicts in the Middle East. While we do not have any operations in Russia or Ukraine at this time, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations and regions including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, disruptions to supply chains, etc.) and other potential uncertainties could adversely affect our business. Certain of our clinical trial sites are located in Israel and conflicts in the Middle East may delay, limit or hinder ongoing, planned or future trials and affect enrollment and retention of patients. Inability to enroll or retain patients and limitations or delays in clinical trials could increase costs and cause setbacks in product development. In the event geopolitical tensions fail to abate or deteriorate further, additional governmental sanctions may be enacted adversely impacting the global economy, which could adversely affect our business, financial condition or results of operations.

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires or other natural disasters and/or terrorism and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for any violations of such laws.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. Although we maintain general liability insurance, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials, and our general liability insurance may not probe sufficient coverage against any potential liabilities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity Risk Management, Strategy and Governance

Risk Management and Strategy

We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our information and cybersecurity policies, processes, and practices. We maintain a Cybersecurity Incident Response Plan that establishes an incident response team led by our Head of Information Technology and describes our response protocol for cybersecurity incidents. To help protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. Assessment of cybersecurity threats is included as part of our overall risk management processes.

We have engaged consultants and other third parties to assist in our assessment of risks from cybersecurity threats and to evaluate our cybersecurity prevention and response systems and processes. At times, we may engage third parties to assist in the management and mitigation of a particular threat.

We are requiring each of our significant third-party service providers to agree that it will implement and maintain appropriate security measures that are consistent with applicable law, implement and maintain reasonable security measures in connection with their work with us, and promptly report any suspected breach of its security measures that may affect our company.

Governance

Our board of directors, as a whole and through the Audit Committee, is responsible for the oversight of risk management, including oversight of risks from cybersecurity threats, and discusses with management our major risk exposures, including from cybersecurity threats, their potential impact on us, and the steps we take to manage them.

Our Head of Information Technology, reporting to our Chief Financial Officer, has day-to-day responsibility for preventing, detecting, mitigating and remediating cybersecurity risks. The individual currently serving in this role has over twenty years of experience in information technology and cybersecurity. Our Head of Information Technology leads an incident response team that includes members of executive management, including members of our legal team, and is charged with assessing and managing material cybersecurity risks, and with notifying our executive management committee and disclosure committee of potential material cybersecurity incidents. Executive management provides updates on our cybersecurity risk profile to our Audit Committee on at least a quarterly basis.

Cybersecurity Threats

As of the date of this report, we have not identified cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations or financial condition. We and our third-party service providers have, however, been the target of cybersecurity threats and we expect these threats to continue. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Item 1D. Section 16 Officers and Directors Rule 10b5-1 Plan.

None.

Item 2. Properties.

We lease a facility containing approximately 622 square meters of office space for our main office, which is located at COBIS, Ole Maaløes Vej 3, DK-2200 Copenhagen N, Denmark. The lease expires in December 2027. We also lease lab space at COBIS, Ole Maaløes Vej 3, DK-2200 Copenhagen N, Denmark. The lease expires in December 2027.

In the United States, we lease office space in New York, located at 430 East 29th Street, New York, New York, and lab space in Maryland, located at 5640 Fishers Lane, Suite C, Rockville, Maryland. The New York lease expires in January 2027 and the Maryland lease expires in May 2027.

For our UK team, we lease office space located at No 1 Langstone Business Park, Newport, UK. The lease expires in May 2025.

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

Stockholders

As of February 26, 2024, we had 65,880,914 shares of common stock outstanding held by 13 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Equity Compensation Plans

The following table details information regarding our existing equity compensation as of December 31, 2023:

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options and Warrants (in thousands) (a)	Weighted Average Exercise Price of Outstanding Options and Warrants (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (in thousands) (c)
Equity compensation plans approved by security holders	5,504	$7.53	593
Equity compensation plans not approved by security holders	348	$1.86	1,976
Total	5,852	$7.20	2,570

See “Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 11. Equity-Based Compensation” for additional information on compensation plans under which equity securities of the registrant are authorized for issuance.

Use of Proceeds

Recent Sales of Unregistered Securities

On August 9, 2023, we completed a private placement transaction (the Private Placement) in which we issued and sold (i) an aggregate of 37,065,647 shares of the Company’s common stock, $0.001 par value (the Common Stock), and (ii) 37,065,647 warrants to purchase up to 37,065,647 shares of Common Stock, $0.001 par value, to the Purchasers (the Warrants). The offer and sale of securities in the Private Placement were exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The Purchasers acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in the Private Placement. Each of the Purchasers was an accredited person and had adequate access to information about the Company. The co-placement agents in connection with the Private Placement were Morgan Stanley & Co. LLC & Piper Sandler & Co.

We raised $71.9 million in net proceeds from the Private Placement after deducting underwriting discounts, commissions and other issuance costs of $3.2 million. No underwriting discounts and commissions or offering expenses were paid directly or indirectly to any of our directors of officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Use of Proceeds From Registered Securities

On November 9, 2021, we completed our IPO in which we issued and sold 8,222,500 shares of common stock, $0.001 par value per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260301), which was filed with the SEC on October 15, 2021 and subsequently amended and declared effective on November 4, 2021, and the prospectus included therein (the Prospectus). The underwriters of the IPO were Morgan Stanley & Co. LLC, Jefferies LLC, Cowen and Company, LLC and Kempen & Co U.S.A, Inc.

We raised $103.3 million in net proceeds from the IPO after deducting underwriting discounts and commissions of $8.0 million and other offering expenses of $3.8 million payable by us. No underwriting discounts and commissions or offering expenses were paid directly or indirectly to any of our directors of officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

Overview

We are a clinical-stage biopharmaceutical company developing novel, immune-modulating therapeutic cancer vaccines based on our T-win® platform. Our T-win product candidates are designed to kill both tumor cells and immune-suppressive cells in the TME by stimulating the activation and expansion of T cells against IDO+ and/or PD-L1+ target positive cells, resulting in the modulation of the TME, creating a more pro-inflammatory environment, and the potentiation of anti-tumor activity by unleashing the tumor killing by effector T cells. We believe this could represent a paradigm shift in the management of cancer and that our product candidates have the potential to advance the oncology treatment paradigm, amplifying treatment effects across the spectrum of melanoma and other tumor types. Our lead therapeutic cancer vaccine candidate, IO102-IO103, is designed to target the immunosuppressive mechanisms mediated by IDO and PD-L1. In a single-arm Phase 1/2 clinical trial of 30 patients with metastatic melanoma, IO102-IO103 in combination with nivolumab, an anti-PD-1 checkpoint inhibitor, demonstrated proof of concept by increasing the ORR of what is reported with an anti-PD-1 antibody alone. The combination induced meaningful tumor regression and achieved rapid, deep and durable responses with a favorable tolerability profile without adding systemic toxicity to what is seen with an anti-PD-1 monotherapy in this patient population. Safety was the primary endpoint of this trial, immune response was the secondary endpoint and clinical efficacy was the tertiary endpoint. The clinical efficacy endpoints in this trial included OR, PFS and OS. In this trial, we observed a confirmed ORR of 73% as per RECIST 1.1, a CRR of 50% and 25.5 months of PFS. Based on these results, IO102-IO103, in combination with pembrolizumab, was granted BTD by the FDA for treatment of unresectable/metastatic melanoma and we initiated a global Phase 3 trial.

We enrolled the first patient in a potentially registrational Phase 3 trial for IO102-IO103 in combination with pembrolizumab as a potential first-line treatment in advanced melanoma, the IOB-013/KN-D18 trial, in May of 2022. We randomized 225 patients in June 2023 and fully enrolled the trial in November 2023. On June 14, 2023, we announced that we amended the protocol and increased the number of patients to be enrolled in the Phase 3 trial from original 300 patients to revised 380 patients, which could potentially accelerate the time to reach the primary endpoint of PFS, which is an event-based driven analysis and will be assessed when 226 events (progression or death) are registered in the trial. The primary endpoint is powered at 89% to detect a hazard ratio of 0.65. The Phase 3 trial protocol has a planned interim analysis of ORR to be conducted 12 months after 225 patients have been randomized; if the investigational arm demonstrates a highly statistically significant improvement in ORR compared to the control arm, with a p-value<0.005, then the interim analysis could allow for potential submission of a BLA for accelerated approval in the United States. When we designed the interim analysis, we assumed that patients treated with IO102-IO103 in combination with pembrolizumab would show an ~18-point improvement in ORR compared to the patients treated with pembrolizumab alone. The trial design and discussions with FDA are aimed at potentially pursuing accelerated approval, if the trial data are favorable, based on the interim analysis of ORR, supported by other data. If the data are supportive, we also plan to file a MAA with the EMA based on the primary endpoint of PFS after the data are available, which is expected to occur in the second half of 2025.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily by aggregate net proceeds of $360.6 million from the issuance of convertible preference shares, convertible notes, ordinary shares, our IPO and our Private Placement. On August 9, 2023, we completed the Private Placement, pursuant to which we raised $71.9 million in net proceeds after deducting offering expenses of $3.2 million. Since inception, we have had significant operating losses. Our net loss was $86.1 million and $71.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $263.8 million and $143.2 million in cash and cash equivalents.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect to continue to incur significant research and development expenses and general and administrative expenses. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $143.2 million as of December 31, 2023, will be sufficient to continue funding our development activities into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement, cannot be assured and which we may not be able to pursue successfully again in the future.

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

We have historically met the requirements to receive a tax credit in Denmark of up to 5.5 million Danish Kroner per year for tax losses resulting from research and development costs of up to 25 million Danish Kroner per year. The tax credit is presented as a reduction to research and development expense in the consolidated statements of operations.

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. We generally have not tracked our research and development expenses on a program-by-program basis. Substantially all of our direct research and development expenses in the years ended December 31, 2023 and 2022 were on IO102-IO103 and consisted primarily of external costs, such as consultants, third-party contract organizations that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials.

We expect to incur significant research and development expenses for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in conducting clinical trials, manufacturing and otherwise advancing our programs. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing and estimated costs necessary to complete the remainder of the development of our product candidates or programs. We are also unable to predict if, when, or to what extent we will obtain approval and generate revenues from the commercialization and sale of our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
successful completion of preclinical studies and of clinical trials for IO102-IO103, IO112, IO170, and our other current product candidates and any future product candidates;
•
successful enrollment and completion of our Phase 3 clinical trial for IO102-IO103, Phase 2 basket trials, and any clinical trials for future product candidates;
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

Research and development activities account for a significant portion of our operating expenses. We expect to incur significant research and development expenses for the foreseeable future as we continue to implement our business strategy, which includes advancing IO102-IO103 through clinical development and other product candidates further into clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal fees relating to patent and corporate matters, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect to continue to incur significant general and administrative expenses to support our continued research and development activities, manufacturing activities, and to continue to operate as a public company. These costs will likely include retaining key personnel, fees to outside consultants, lawyers and accountants, and costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer insurance premiums and investor relations costs.

Other Income (Expense), Net

Our other income (expense), net is comprised of:

•
Foreign exchange: The functional currency of our subsidiaries operating in Denmark and United Kingdom is the Euro and the British Pound, respectively. Transactions denominated in currencies other than the Euro and the British Pound result in exchange gains and losses that are recorded in our consolidated statements of operations.
•
Interest expense: For the year ended December 31, 2022, we incurred interest expense on account balances with banks and vendors. We did not incur interest expense for the year ended December 31, 2023.
•
Interest income: For the years ended December 31, 2023 and 2022, we recognized interest income on account balances invested in money market funds and on account balances with banks.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following sets forth our results of operations:

	Year Ended December 31,		Change
	2023	2022	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$67,829	$46,986	$20,843	44.4%
General and administrative	23,614	24,438	(824)	(3.4)%
Total operating expenses	91,443	71,424	20,019	28.0%
Loss from operations	(91,443)	(71,424)	(20,019)	28.0%
Other income, net	6,212	1,239	4,973	401.4%
Loss before income tax expense	(85,231)	(70,185)	(15,046)	21.4%
Income tax expense	852	1,273	(421)	(33.1)%
Net loss	$(86,083)	$(71,458)	$(14,625)	20.5%

Research and Development Expenses

Research and development expenses were comprised of:

	Year Ended December 31,		Change
	2023	2022	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$33,716	$19,910	$13,806	69.3%
Chemistry, manufacturing and control	14,865	9,354	5,511	58.9%
Personnel	17,276	15,101	2,175	14.4%
Consultants and other costs	1,972	2,621	(649)	(24.8)%
Total research and development expenses	$67,829	$46,986	$20,843	44.4%

Research and development expenses were $67.8 million for the year ended December 31, 2023, compared to $47.0 million for the year ended December 31, 2022. The increase of $20.8 million was primarily related to an increase in preclinical studies and clinical trial-related activities for our IO102-IO103 therapeutic vaccine candidate, including the continued execution of our Phase 3 clinical trial, of $13.8 million, an increase in costs for chemistry, manufacturing and control activities of $5.5 million related to manufacturing activities of our IO102-IO103 therapeutic product candidate and an increase in personnel costs of $2.2 million primarily related to a one time charge in equity-based compensation that were offset by a decrease in consultants and other costs of $0.6 million.

General and Administrative Expenses

General and administrative expenses were comprised of:

	Year Ended December 31,		Change
	2023	2022	Amount	Percent
	(in thousands)
Personnel	$10,294	$7,260	$3,034	41.8%
Professional services	4,469	5,167	(698)	(13.5)%
Consultants and other costs	8,851	12,011	(3,160)	(26.3)%
Total general and administrative expenses	$23,614	$24,438	$(824)	(3.4)%

General and administrative expenses were $23.6 million for the year ended December 31, 2023, compared to $24.4 million for the year ended December 31, 2022. The decrease of $0.8 million was primarily due to an increase in personnel costs of $3.0 million related to an increase in head count that were offset by a decrease in consultants and other costs of $3.2 million primarily related to a decrease in consultant spend and insurance premiums and a decrease of professional services costs of $0.7 million primarily related to less professional service spend related to legal and accounting costs.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	Year Ended December 31,		Change
	2023	2022	Amount	Percent
	(in thousands)
Currency exchange gain, net	$331	$130	$201	154.6%
Interest income	5,881	1,411	4,470	316.8%
Interest expense	—	(302)	302	(100.0)%
Other income, net	$6,212	$1,239	$4,973	401.4%

Other income (expense), net was $6.2 million for the year ended December 31, 2023 compared to $1.2 million for the year ended December 31, 2022. The increase of $5.0 million was primarily due to an increase in interest income recognized on our money market fund.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds of $360.6 million from the issuance of convertible preference shares, convertible notes, ordinary shares, our IPO and our Private Placement. On August 9, 2023, we completed the Private Placement, pursuant to which we raised $71.9 million in net proceeds after deducting offering expenses of $3.2 million.

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

In addition, on February 15, 2023, we filed a new prospectus supplement with the SEC with respect to the offer and sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $19,500,000, establishing an at-the-market equity program. On February 15, 2023, we also entered into a Sales Agreement by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75,000,000 through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have not currently issued any shares pursuant to our at-the-market equity program as of December 31, 2023.

Since inception, we have had significant operating losses. Our net loss was $86.1 million and $71.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $263.8 million and $143.2 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We currently expect that our cash and cash equivalents of $143.2 million as of December 31, 2023 will be sufficient to fund our operating expenses and capital requirements into the fourth quarter of 2025. However, additional funding will be necessary to fund our future clinical and pre-clinical activities. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(71,737)	$(59,729)
Net cash used in investing activities	(323)	(690)
Net cash provided by financing activities	71,860	—
Net decrease in cash and cash equivalents	$(200)	$(60,419)

Net Cash Used in Operating Activities

Cash used in operating activities of $71.7 million during the year ended December 31, 2023 was primarily attributable to our net loss of $86.1 million, partially offset by an increase of $5.9 million in our working capital accounts and an increase in non-cash items of $8.5 million primarily due to equity-based compensation.

Cash used in operating activities of $59.7 million during the year ended December 31, 2022 was primarily attributable to our net loss of $71.5 million, partially offset by an increase of $4.2 million in our working capital accounts and an increase in non-cash items of $7.5 million primarily due to equity-based compensation.

Net Cash Used in Investing Activities

Cash used in investing activities of $0.3 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively, was related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $71.9 million for the year ended December 31, 2023 was related to the net proceeds obtained from the issuance of common stock and warrants as part of the August 2023 private placement. We had no cash provided by financing activities for the year ended December 31, 2022.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $143.2 million as of December 31, 2023 will be sufficient to continue funding our development activities through the fourth quarter of 2025. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement, cannot be assured and which we may not be able to pursue successfully again in the future. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, potentially including collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs.

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
•
our ability to enter into contract manufacturing arrangements for supply of API, and manufacture of our product candidates and the terms of such arrangements;
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
•
the enrollment and completion of our Phase 3 clinical trial for IO102-IO103, Phase 2 basket trials, and any clinical trials for future product candidates;

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

Contractual Obligations and Commitments

In March 2021, we entered into a lease for our office space in Copenhagen, Denmark that was amended in September 2022 and is set to expire in December 2027. The lease for our office space in Copenhagen, Denmark is terminable upon six months’ notice. In January 2023, we entered into a lease for laboratory space in Copenhagen, Denmark that expires in December 2027. In August 2021, we entered into a lease for laboratory facilities and office space in Rockville, Maryland that expires in May 2027. In October 2021, we entered into a lease for office space in New York, New York that expires in January 2027. In June 2023, we entered into a lease for office space in Newport, United Kingdom that expires in May 2025.

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

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations in conducting research and development activities. We evaluate the probability associated with each source and use of cash resources in making our going concern determination. The research and development of pharmaceutical products is inherently subject to uncertainty. We currently expect that our cash and cash equivalents of $143.2 million as of December 31, 2023 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued.

Research and Development Costs

We incur substantial expenses associated with clinical trials. Accounting for clinical trials relating to activities performed by CMO’s, CRO’s and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include costs associated with the conduct of sponsored research, preclinical studies, contract manufacturing activities and pass-through costs. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs and other vendors in connection with clinical trials. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and allocate these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the statements of operations. In estimating the duration of a clinical study, we evaluate the start-up treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial. Fluctuations are regularly tested against payment plans and trial completion assumptions.

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

Equity-based Compensation

We issued stock-based compensation awards through the granting of warrants and stock options, which generally vest over a four-year period. We issued 2,171,841 options with a weighted average exercise price of $2.02 to certain employees, board members and advisors during the year ended December 31, 2023. We issued 1,211,155 options with a weighted average exercise price of $5.34 to certain employees, board members and advisors during the year ended December 31, 2022. In July 2023, we issued 348,153 options with a weighted average exercise price of $1.86 as separate inducement grants distinct from the 2023 Inducement Award Plan.

We account for equity-based compensation in accordance with ASC 718, Compensation-Stock Compensation (ASC 718). In accordance with ASC 718, compensation cost is measured at estimated fair value and is included as compensation expense over the vesting period during which service is provided in exchange for the award on a straight-line basis. Vesting of the awards depend solely on service conditions required of the employee. The Company reverses any previously recognized compensation cost associated with forfeited awards in the period of the forfeiture occurs.

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

Warrants Issued in Connection with Sale of Common Stock

The Company accounts for warrants issued as a separable unit in connection with sale of common stock as either liability or equity in accordance with Accounting Standards Codification (ASC) 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (ASC 480-10) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (ASC 815-40). Under ASC 480-10, warrants are considered liabilities if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as liability or equity. If warrants do not require liability classification under ASC 815-40 or other applicable generally accepted accounting principles in the United States of America (U.S. GAAP) the warrants should be classified as equity.

The proceeds received from the sale of equity classified warrants and shares of common stock in a bundled transaction are allocated based on the relative fair values of warrants and shares with no changes in fair value of warrants recognized after the issuance date.

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our financial statements for the years ended December 31, 2023 and 2022 appearing elsewhere in this Annual Report on Form 10-K for a discussion of recently issued accounting standards.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Emerging Growth Company Status

As an EGC under the Jumpstart Our Business Startups (the JOBS Act), we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited financial statements in a registration statement for an IPO and in an Annual Report on Form 10-K, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

IO Biotech, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IO Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IO Biotech, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Copenhagen, Denmark

March 5, 2024

io biotech, inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$143,193	$142,590
Prepaid expenses and other current assets	4,062	5,629
Total current assets	147,255	148,219
Restricted cash	268	268
Property and equipment, net	847	741
Right of use lease asset	2,259	2,493
Other non-current assets	89	84
Total non-current assets	3,463	3,586
Total assets	$150,718	$151,805
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,878	$4,004
Lease liability - current	655	515
Accrued expenses and other current liabilities	11,184	6,157
Total current liabilities	15,717	10,676
Lease liability - non-current	1,839	2,275
Total non-current liabilities	1,839	2,275
Total liabilities	17,556	12,951
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, par value of $0.001 per share; 300,000,000 shares authorized at December 31, 2023 and December 31, 2022; 65,880,914 and 28,815,267 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	66	29
Additional paid-in capital	406,587	326,705
Accumulated deficit	(263,822)	(177,739)
Accumulated other comprehensive loss	(9,669)	(10,141)
Total stockholders’ equity	133,162	138,854
Total liabilities and stockholders’ equity	$150,718	$151,805

See accompanying notes to the consolidated financial statements.

io biotech, inc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses
Research and development	$67,829	$46,986
General and administrative	23,614	24,438
Total operating expenses	91,443	71,424
Loss from operations	(91,443)	(71,424)
Other income (expense)
Currency exchange gain, net	331	130
Interest income	5,881	1,411
Interest expense	—	(302)
Total other income, net	6,212	1,239
Loss before income tax expense	(85,231)	(70,185)
Income tax expense	852	1,273
Net loss	(86,083)	(71,458)
Net loss attributable to common shareholders	(86,083)	(71,458)
Net loss per common share, basic and diluted	$(1.98)	$(2.48)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	43,539,976	28,815,267
Other comprehensive loss
Net loss	$(86,083)	$(71,458)
Foreign currency translation	472	(8,652)
Total comprehensive loss	$(85,611)	$(80,110)

See accompanying notes to the consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2022	28,815,267	29	319,665	(1,489)	(106,281)	211,924
Equity-based compensation	—	—	7,040	—	—	7,040
Foreign currency translation	—	—	—	(8,652)	—	(8,652)
Net loss	—	—	—	—	(71,458)	(71,458)
Balance, December 31, 2022	28,815,267	$29	$326,705	$(10,141)	$(177,739)	$138,854
Equity-based compensation	—	—	8,059	—	—	8,059
Foreign currency translation	—	—	—	472	—	472
Issuance of common shares and warrants in private placement, net of issuance costs of $3,198	37,065,647	37	71,823		—	71,860
Net loss	—	—	—	—	(86,083)	(86,083)
Balance, December 31, 2023	65,880,914	$66	$406,587	$(9,669)	$(263,822)	$133,162

See accompanying notes to the consolidated financial statements.

io biotech, inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(86,083)	$(71,458)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	215	104
Equity-based compensation	8,059	7,040
Amortization of right of use lease asset	541	436
Foreign currency gain	(331)	(130)
Provision for deferred tax	—	87
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,568	4,578
Other non-current assets	(4)	(44)
Accounts payable	(126)	77
Lease liability	(604)	(139)
Accrued expenses and other current liabilities	5,028	(280)
Net cash used in operating activities	(71,737)	(59,729)
Cash flows from investing activities
Purchase of property and equipment	(323)	(690)
Net cash used in investing activities	(323)	(690)
Cash flows from financing activities
Proceeds from issuance of common shares and warrants	75,058	—
Common shares and warrants issuance costs	(3,198)	—
Net cash provided by financing activities	71,860	—
Net decrease in cash, cash equivalents and restricted cash	(200)	(60,419)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	803	(8,522)
Cash, cash equivalents and restricted cash, beginning of year	142,858	211,799
Cash, cash equivalents and restricted cash, end of year	$143,461	$142,858
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	143,193	142,590
Restricted cash	268	268
Total cash, cash equivalents, and restricted cash	$143,461	$142,858

See accompanying notes to the consolidated financial statements.

io biotech, inc.

Notes to the Consolidated Financial Statements

1. Description of Business, Organization and Liquidity

Business

IO Biotech, Inc. is a clinical-stage biopharmaceutical company developing novel, immune-modulating therapeutic cancer vaccines based on our T-win® platform. As used in these financial statements, unless the context otherwise requires, references to the “Company,” “we,” “us,” and “our” refer to IO Biotech, Inc. and its subsidiaries.

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

Initial Public Offering (IPO)

In November 2021, we completed our IPO, selling an aggregate of 8,222,500 shares of common stock at a price to the public of $14.00 per share, including 1,072,500 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. We received net proceeds from the IPO, after deducting underwriting discounts and commissions and other offering costs, of $103.3 million.

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

August 2023 Private Placement

On August 9, 2023, the Company completed a private placement transaction (the Private Placement), pursuant to which we sold an aggregate of 37,065,647 shares of the Company’s common stock, par value $0.001 per share, and 37,065,647 warrants to purchase up to 37,065,647 shares of common stock (the Warrants) to certain institutional investors and existing shareholders (the Purchasers). Each Purchaser’s Warrant is exercisable for a number of shares of common stock equal to one hundred percent of the aggregate number of shares of common stock purchased by such Purchaser. The purchase price per share of common stock and Warrant was $2.025 (the Purchase Price). The Company received net proceeds from the Private Placement, after deducting $3.2 million in underwriting discounts and commissions and other offering costs, of $71.9 million. Refer to Note 2, “Summary of Significant Accounting Policies,” and Note 10, "Stockholders' Equity" in the accompanying notes to our consolidated financial statements for the years ended December 31, 2023 and 2022 for additional information on the Private Placement.

At-The-Market Equity Program

On February 15, 2023, we filed a new prospectus supplement with the U.S. Securities and Exchange Commission (the SEC) with respect to the offer and sale of shares of our common stock, with an aggregate offering price of up to $19,500,000, establishing an at-the-market equity program. On February 15, 2023, we also entered into a common stock sales agreement, dated February 15, 2023 (the “Sales Agreement”) by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75,000,000 through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have not issued any shares pursuant to our at-the-market equity program as of December 31, 2023.

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

Our product candidates are in preclinical research and clinical development. There can be no assurance that our research and development will be successfully completed, that adequate protection for our intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if our product development efforts are successful, it is uncertain when, if ever, we will generate significant revenue from product sales. We operate in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, we are dependent upon the services of our employees and consultants.

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

As of December 31, 2023, we had an accumulated deficit of $263.8 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $86.1 million and $71.5 million for the years ended December 31, 2023 and 2022, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $143.2 million as of December 31, 2023 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued. On this basis the financial statements are prepared on a going concern basis of accounting. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. We will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on acceptable terms, or at all, and we may not be able to enter into collaborations or other arrangements. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, even our ability to continue operations.

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

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of its subsidiaries IO Biotech ApS, IO Bio US, Inc. and IO Biotech Limited. IO Bio US, Inc. is a wholly owned subsidiary of IO Biotech ApS. IO Biotech Limited is a wholly owned subsidiary of IO Biotech ApS. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research organization accruals, the fair value of stock-based compensation awards, the fair value of Warrants issued as part of the Private Placement and valuation of the Company’s deferred tax assets. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Currency and Currency Translation

The financial statements are presented in U.S. Dollars, our reporting currency. The functional currency of IO Biotech ApS and IO Biotech Limited is the Euro and the British Pound, respectively. The functional currency of IO Bio US, Inc. and IO Biotech, Inc. is the U.S. Dollar. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income and expense in the consolidated statements of operations. Assets and liabilities recorded in our Euro and British Pound functional currencies are translated into the U.S. dollar reporting currency at the exchange rate on the balance sheet date. Our expenses in the Euro and the British Pound functional currencies are translated into the U.S. Dollar reporting currency at the average exchange rate prevailing each month. Resulting translation adjustments are recorded to other comprehensive income (loss) (OCI).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, which consist of money market accounts, are stated at fair value. As of December 31, 2023 and 2022 we had money market funds of $131.6 million and $88.0 million, respectively, which are included in cash and cash equivalents and reported at fair value (Note 3).

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

We monitor the availability of inputs that are significant to the measurement of fair value to assess the appropriate categorization of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, our policy is to recognize significant transfers between levels at the end of the reporting period. The significance of transfers between levels is evaluated based upon the nature of the financial instrument and size of the transfer relative to total net assets. As of December 31, 2023 and 2022, the Company only held Level 1 financial instruments, respectively.

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

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, recoverability is measured by comparison of the carrying amount of the assets to estimated future undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset exceeds its estimated future cash flows, then impairment expense is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2023 and 2022, no impairment expenses were recognized.

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

We may obtain grants from public and private funds for our research and development projects. The grant income for a given period is recognized as a cost reimbursement and is typically based on the time and the costs that we have spent on the specific project during that period. During the years ended December 31, 2023 and 2022, we had active cost reimbursement grants with Innovation Fund Denmark. The grants provided partial reimbursement of employment-related costs related to two employees pursuant to Business Ph.D. and Business post-doctoral programs. For the years ended December 31, 2023 and 2022, research and development expenses in the statements of operations include $0.02 million and $0.03 million, respectively, of grant income cost reimbursement.

We have historically met the requirements to receive a tax credit in Denmark of up to 5.5 million Danish Kroner per year for tax losses resulting from research and development costs of up to 25.0 million Danish Kroner per year. The tax credit is reported as a reduction to research and development expense in the statements of operations. For the years ended December 31, 2023 and 2022, research and development expenses include refundable tax credits of $0.8 million, respectively.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”) to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this lease standard, most leases are required to be recognized on the balance sheet as right-of-use (ROU) assets and lease liabilities. The right-of-use model requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement as well as the reduction of the right of use asset. In 2022, the Company adopted the standard effective January 1, 2022 and chose to use the effective date as date of initial application. The standard provides a number of optional practical expedients in transition. Upon adoption, the Company elected to apply the ‘package of practical expedients’ which allowed the Company to not reassess (1) whether existing or expired arrangements contain a lease; (2) the lease classification of existing or expired leases; or (3) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company also elected to apply (1) the practical expedient which allows us to not separate lease and non-lease components, for new leases entered into after adoption and (2) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company will utilize the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As of January 1, 2022, the ASC 842 effective date, the Company’s incremental borrowing rate was approximately 6.5% based on the remaining lease term of the applicable leases.

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

Equity-Based Compensation

We account for stock options granted in accordance with ASC 718, Compensation-Stock Compensation. In accordance with ASC 718, compensation expense is measured at the estimated fair value of the stock options at grant date and is included as compensation expense over the vesting period during which an employee provides service in exchange for the award on a straight-line basis. Vesting of the awards depend solely on service conditions required of the employee.

All share-based awards granted are measured based on the fair value on the date of the grant and compensation expense is recognized with respect to those awards over the requisite service period, which is generally the vesting period of the respective award. The Company reverses any previously recognized compensation cost associated with forfeited awards in the period the forfeiture occurs.

Equity-based compensation expense is classified in the Company’s consolidated statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes model. The following summarizes the inputs used:

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

Share Price: The Company's common stock trades on the Nasdaq Global Market under the symbol “IOBT" and is utilized to determine the fair value of the Company's share price.

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

We follow the provisions of ASC 740-10, Uncertainty in Income Taxes. We have not recognized a liability as a result of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption and we have not recognized interest expense or penalties as a result of ASC 740-10. If there were an unrecognized tax benefit, we would recognize interest accrued related to unrecognized tax benefits as income tax expense within our consolidated statements of operations.

We have identified Denmark and the U.S. as our major tax jurisdictions.

Warrants Issued in Connection with Sale of Common Stock

The Company accounts for warrants issued as a separable unit in connection with sale of common stock as either liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered liabilities if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as liability or equity. If warrants do not require liability classification under ASC 815-40 or other applicable U.S. GAAP the warrants should be classified as equity.

The proceeds received from the sale of equity classified warrants and shares of common stock in a bundled transaction are allocated based on the relative fair values of warrants and shares of common stock with no changes in fair value of warrants recognized after the issuance date. Based on our analysis of the foregoing, the Company's warrants issued in the Private Placement are classified as equity in our consolidated financial statements.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method, for convertible securities, if inclusion of these instruments is dilutive. Potentially dilutive securities include stock options and warrants to purchase common stock of the Company. In all periods presented, the Company’s outstanding stock options and warrants were excluded from the calculation of diluted net loss per share because their effects were anti-dilutive.

For the years ended December 31, 2023 and 2022, both basic and diluted net loss per share are equivalent.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (CODM), in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is our chief executive officer. The Company has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

Other Comprehensive Income (Loss)

OCI is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our OCI includes currency translation from the Euro and the British Pound, the functional currency of IO Biotech ApS and IO Biotech Limited, respectively, to the U.S. Dollar, our reporting currency.

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

Recently adopted accounting standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company has adopted the standard effective January 1, 2023. The adoption of the standard has not had a material impact on our financial statements or financial statement disclosures.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for us in the interim periods in the fiscal year beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently assessing the impact adoption of ASU 2020-06 will have on our financial statements and disclosures, but do not expect a material impact on the financial statements or disclosures.

In October 2023, the FASB issued ASU 2023-06, Accounting Standards Update 2023-06—Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 will eliminate disclosure requirements that are redundant, duplicative, overlapping, outdated, or superseded as a result of subsequent changes to SEC disclosure requirements, U.S GAAP or technology. ASU 2023-06 is intended to better align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP. The disclosure requirements would apply prospectively in the financial statements. ASU 2023-06 will be effective for us on the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, if we are already subject to the SEC’s current disclosure requirements. For those current disclosure requirements we are not subject to, ASU 2023-06 will become effective two years after the date of such removal by the SEC. We are currently assessing the impact adoption of ASU 2023-06 will have on our financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will also enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. ASU 2023-07 will be effective for us in the annual periods beginning after December 15, 2023. We are currently assessing the impact adoption of ASU 2023-07 will have on our financial statements and disclosures, but do not expect a material impact on the financial statements or disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 will require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state and foreign income taxes. ASU 2023-09 will also require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. ASU 2023-09 will be effective for us in the annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently assessing the impact adoption of ASU 2020-06 will have on our financial statements and disclosures.

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

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$131,613	$131,613	$—	$—
Total assets measured at fair value	$131,613	$131,613	$—	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$87,971	$87,971	$—	$—
Total assets measured at fair value	$87,971	$87,971	$—	$—

(1) Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

As of December 31, 2023 and 2022, the Company only held Level 1 financial instruments.

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2023 and 2022.

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Insurance	$1,352	$1,716
Research and development tax credit receivable	814	792
Prepaid income taxes	829	124
Value-added tax refund receivable	313	741
Prepaid contract research and development costs	—	1,695
Other	754	561
Total prepaid expenses and other current assets	$4,062	$5,629

6. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$836	$544
Office furniture	238	233
Computer hardware	103	79
Less: accumulated depreciation	(330)	(115)
Total property and equipment, net	$847	$741

For the years ended December 31, 2023 and 2022, the Company recognized $0.2 million and $0.1 million, respectively, of depreciation expense in the consolidated statements of operations.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued contract research and development costs	$6,153	$1,936
Employee compensation costs	4,225	1,863
Professional fees	243	407
Other liabilities	563	1,951
Total accrued expenses and other current liabilities	$11,184	$6,157

8. Leases

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption (Note 2). The Company had an immaterial cumulative-effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. The Company is party to five operating leases for laboratory and office space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Further, the Company has applied the guidance in ASC 842 to our corporate office and laboratory leases and has determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842 on January 1, 2022, we recognized an ROU lease asset of approximately $2.3 million with a corresponding lease liability of approximately $2.4 million based on the present value of the minimum rental payments of such leases. In accordance with ASC 842, the beginning balance of the ROU lease asset was reduced by the existing deferred rent liability at inception of approximately $0.1 million. In the consolidated balance sheet as of December 31, 2023, the Company has an ROU asset balance of $2.3 million and a current and non-current lease liability of $0.7 million and $1.8 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office leased in New York, New York, Rockville, Maryland and Copenhagen, Denmark.

The Company is party to an operating lease in Copenhagen, Denmark for office space that commenced in March 2021 with an initial term that expired in January 2025. Base rent for this initial lease was $0.1 million annually. The Company amended its operating lease in Copenhagen, Denmark on September 1, 2022 with a new term set to expire in December 2027. The base rent for the amended lease is $0.2 million annually. The Company is also party to an operating lease in Copenhagen, Denmark for laboratory space that commenced in January 2023 with the term set to expire in December 2027. The base rent for the lease is $0.04 million annually. The Company is party to an operating lease in New York, New York for office space that commenced in October 2021 with the initial term set to expire in January 2027. Base rent for this lease is $0.2 million annually. The Company is party to an operating lease in Rockville, Maryland for office and laboratory space that commenced in December 2021 with the initial term set to expire in May 2027. Base rent for this lease is $0.3 million annually. The Company is party to an immaterial operating lease in Newport, United Kingdom that commenced in June 2023. Rent expense for the years ended December 31, 2023 and 2022 was $0.7 million and $0.8 million, respectively.

Quantitative information regarding the Company’s leases for the year ended December 31, 2023 is as follows (in thousands):

	Year Ended December 31,
Lease Cost	2023	2022
Operating lease cost	$730	$755
Operating cash flows paid for amounts included in the measurement of lease liabilities	$723	$419
Operating lease liabilities arising from obtaining right‑of‑use assets	$235	$2,600
Remaining lease term (years)	3.5	4.5
Weighted average discount rate	6.3%	6.5%

Future lease payments (undiscounted) under noncancelable leases are as follows as of December 31, 2023 (in thousands):

Future Lease Payments	Amount
2024	$793
2025	792
2026	798
2027	403
2028	—
Thereafter	—
Total	$2,786

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

9. Commitments and Contingencies

From time to time, we may be party to litigation arising in the ordinary course of its business. We were not subject to any material legal proceedings during the years ended December 31, 2023 and 2022, and, to our knowledge, no material legal proceedings are currently pending or threatened.

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

10. Stockholders' Equity

Common and Preferred Stock

Upon the closing of our IPO in November 2021, we filed an amended and restated certificate of incorporation, which authorized us to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. The shares of preferred stock are currently undesignated. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Company's board of directors (Board). No dividends have been declared or paid by us through December 31, 2023.

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

The Private Placement closed on August 9, 2023. The Company received $75.1 million in gross proceeds from the Private Placement, before deducting offering expenses of $3.2 million. Of the total proceeds, legal entities of certain related parties contributed $33.4 million, and members of management contributed $0.2 million. The Company intends to use the net proceeds of $71.9 from the Private Placement for general corporate purposes.

The Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance using the Black-Scholes valuation model and allocated proceeds from the sale proportionately to the common stock and Warrants, of which $29.6 million was allocated to the Warrants and recorded as a component of additional paid-in-capital. As of December 31, 2023, the Company had 37,065,647 warrants issued and outstanding at an exercise price of $2.47 per share to purchase shares of the Company's common stock.

In connection with the execution of the Purchase Agreement, the Company also entered into a registration rights agreement (the Registration Rights Agreement) with the Purchasers. Under the terms of the Registration Rights Agreement, the Company has filed the Registration Statement with the SEC to register for resale the common stock issued under the Purchase Agreement and the shares of common stock issuable upon conversion of the Warrants issued pursuant to the Purchase Agreement (the Registrable Securities), which Registration Statement was declared effective on September 8, 2023. The Company may be required to pay certain liquidated damages under the terms of the Registration Rights Agreement in the event sales cannot be made pursuant to the Registration Statement.

As of December 31, 2023 and 2022, the Company had 65,880,914 and 28,815,267 common shares outstanding, respectively.

11. Equity-Based Compensation

2021 Equity Incentive Plan

In November 2021, our Board adopted, and our stockholders approved, the 2021 Equity Incentive Plan (2021 Equity Plan), which became effective on November 4, 2021. The 2021 Equity Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan is equal to 2,496,934, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the first day of such fiscal year or (ii) such other amount determined by our Board. As of December 31, 2023, we had 593,468 options available for future grant under the 2021 Equity Plan.

2021 Employee Stock Purchase Plan

In November 2021, our Board adopted and our stockholders approved the 2021 IO Biotech, Inc. Employee Stock Purchase Plan (2021 ESPP), which became effective on November 4, 2021. The number of shares of our common stock reserved for issuance under the 2021 ESPP is equal to 257,272, subject to an annual increase, to be added on the first day of each fiscal year, beginning January 1, 2023, equal to the lesser of (1) 1% of the number of shares of common stock outstanding on the first day of such fiscal year; (2) 257,272 shares of our common stock; or (3) such other amount as determined by our Board. As of December 31, 2023, the Board had not yet approved any offering under the 2021 ESPP.

2023 Inducement Award Plan

In September 2023, our Board adopted the 2023 Inducement Award Plan (2023 Inducement Plan), which became effective on September 28, 2023. The 2023 Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. The number of shares of our common stock reserved for issuance under the 2023 Inducement Plan is equal to 1,976,427. As of December 31, 2023, there were 1,976,427 shares available for future grant under the 2023 Inducement Plan.

The following table summarizes our stock options activity for the years ended December 31, 2023 and 2022:

	Number of Options and Warrants	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding December 31, 2021	3,071,613	$13.12	8.5	$—
Granted	1,211,155	$5.34	—	$—
Cancelled or forfeited	(362,596)	$12.51	—	$—
Outstanding December 31, 2022	3,920,172	$10.77	8.1	$—
Granted	2,519,994	$1.99	—	$—
Cancelled or forfeited	(588,243)	$8.74	—	$—
Outstanding, December 31, 2023	5,851,923	$7.20	8.4	$102
Exercisable at December 31, 2023	1,902,547	$11.26	7.7	$2

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

For the years ended December 31, 2023 and 2022, we recorded equity-based compensation expense of $8.1 million and $7.0 million, respectively, related to the issuance of stock options and warrants. As of December 31, 2023, there was $11.2 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 2.5 years.

The fair values of the options granted were estimated based on the Black-Scholes model, using the following assumptions:

	Year Ended December 31,
	2023	2022
Expected volatility	86.4% - 102.2%	74.0% - 77.3%
Risk-free interest rate	3.5% - 4.5%	1.62% - 4.2%
Expected term (in years)	5.5 - 6.1	5.5 - 6.0
Expected dividend yield	0%	0%

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	December 31,
	2023	2022
Research and development	$4,204	$2,859
General and administrative	3,855	4,181
Total equity-based compensation	$8,059	$7,040

We did not recognize any tax benefits for stock-based compensation during the years ended December 31, 2023 and 2022.

12. Income Taxes

We are subject to U.S. federal, state and foreign corporate income taxes. Our loss before provision for income taxes for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$2,365	$(1,885)
Foreign	(87,596)	(68,300)
Total	$(85,231)	$(70,185)

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$439	$1,059
State	374	86
Foreign	39	52
	852	1,197
Deferred:
Federal	—	76
State	—	—
Foreign	—	—
	—	76
Total provision for income taxes	$852	$1,273

Reconciliation of Effective Tax Rate

Our effective tax rate for the years ended December 31, 2023 and 2022 is different from the statutory rate in the U.S. primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The reconciliation of the statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Income tax benefit at the statutory rate	21.0%	21.0%
Permanent differences	1.0	0.7
Difference in tax rate	1.0	1.0
R&D Deduction	1.1	4.0
Change in valuation allowance	(24.7)	(27.4)
Prior period adjustments	(0.2)	(1.0)
Other	(0.2)	(0.1)
Total	(1.0)%	(1.8)%

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

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$50,343	$31,338
Equity-based compensation expense	3,602	1,828
Accrued compensation	33	21
ROU Lease Liability	526	618
Capitalized R&D	3,348	1,231
Other	529	529
Total deferred tax assets	$58,381	$35,565
Valuation allowance	(57,902)	(34,984)
Net deferred tax assets	$479	$581
ROU Lease Asset	441	567
Fixed Assets	26	13
Other Liabilities	12	1
Total deferred tax liabilities	479	581
Net deferred tax asset (liability)	$—	$—

In 2017, the U.S. enacted the Tax Cuts and Jobs Act (the 2017 Tax Act), which contained a provision that requires capitalization and amortization of research and development expenses for tax purposes starting in 2022. Previously, these expenses could be deducted in the year incurred. The implementation of this provision increased our deferred tax asset and valuation allowance by approximately $2.1 million and $1.2 million for the years ended December 31, 2023 and 2022.

When realization of a deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. We cannot be certain that future income in Denmark will be sufficient to realize the Company’s deferred tax assets. Accordingly, a full valuation allowance has been provided against our net deferred tax assets in Denmark. We have also provided a full valuation allowance against our net deferred tax assets in the U.S. for IO Bio US, Inc. The Company's valuation allowance increased by $22.9 million and $19.9 million for the years ended December 31, 2023 and 2022, respectively. The increase for the years ended December 31, 2023 and 2022 is primarily the result of an increase in net operating loss carryforwards (NOL carryforwards) in Denmark.

Available Carryforward Tax Losses

As of December 31, 2023, we had NOL carryforwards of approximately $228.5 million that can be carried forward indefinitely according to Danish Tax Authority regulations.

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by the Danish Tax Authority. As of December 31, 2023 and 2022, we have not recorded an uncertain tax position liability.

Tax filings in Denmark remain subject to examination by the Danish Tax Authority. As of December 31, 2023, tax years 2020 and forward were generally open to examination by the Danish Tax Authority.

Tax Credits

As of September 30, 2023, we have elected to claim a research and development tax credit on the federal income tax return filed for the year ended December 31, 2022. We plan to continue to make this election on the federal income tax return filed for the year ended December 31, 2023 based on law currently enacted, and will continue to monitor impacts of proposed or enacted law changes on the cost to benefit of making this election. The Company included $1.0 million in research and development tax credits in the U.S. provision for income taxes for the year ended December 31, 2023.

Other Tax Matters

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense in the statements of operations. The Company does not have any material unrecognized tax benefits which would affect the effective tax rate, if recognized. The Company does not have any unrecognized tax benefits which would reverse within the next twelve months.

The Company is eligible for the Danish enhanced research and development tax allowance, providing for an increase in the deductible value of the amount of certain R&D expenditures. For 2019, the deduction is set at 101.5%. Furthermore, the deduction for R&D expenditures is set at 130% for 2020 through 2022, 108% for 2023 through 2025, and 110% for 2026.

The tax allowance is reported as a reduction to research and development expense in the statements of operations. For the years ended December 31, 2023 and 2022, we applied for refundable tax credit of 25.0 million DKK for the years ended December 31, 2023 and 2022 and a receivable was recorded for $0.8 million in each year, respectively.

13. Net Loss Per Share

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2023	2022
Net loss	$(86,083)	$(71,458)
Net loss attributable to common shareholders	$(86,083)	$(71,458)
Net loss per common share, basic and diluted	$(1.98)	$(2.48)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	43,539,976	28,815,267

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	December 31,
	2023	2022
Stock options to purchase common stock	5,851,923	3,920,172
Warrants issued in Private Placement	37,065,647	—

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2023 our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in Internal Control-Integrated Framework. Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

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
(3)
Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of IO Biotech, Inc. (filed as an exhibit to our Quarterly Report on Form 10-Q dated August 11, 2023 and incorporated herein by reference)
3.2	Form of Amended and Restated Bylaws of IO Biotech, Inc. (filed as an exhibit to our Amendment No. 2 to Registration Statement on Form S-1/A dated November 1, 2021 and incorporated herein by reference)
4.1	Form of Common Stock Certificate (filed as an exhibit to our Amendment No. 2 to Registration Statement on Form S-1/A dated November 1, 2021 and incorporated herein by reference)
4.2*	Description of Capital Stock
4.3	Indenture (filed as an exhibit to our Registration Statement on Form S-3 dated February 3, 2023 and incorporated herein by reference)
4.4	Form of Warrant (filed as an exhibit to our Form 8-K dated August 7, 2023 and incorporated herein by reference)
10.1†	Form of Indemnification Agreement (filed as an exhibit to our Amendment No. 2 to Registration Statement on Form S-1/A dated November 1, 2021 and incorporated herein by reference)
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

10.19*†	Letter Agreement, dated as of October 15, 2022, by and between IO Bio US, Inc. and Amy Sullivan.
10.20

Common Stock Sales Agreement, dated as of February 15, 2023, by and between IO Biotech, Inc. and Cowen and Company LLC (filed as an exhibit to our Form 8-K dated February 15, 2023 and incorporated herein by reference).

10.21

Securities Purchase Agreement, dated as of August 7, 2023, by and among IO Biotech, Inc. and the Purchasers thereto (filed as an exhibit to our Form 8-K dated August 7, 2023 and incorporated herein by reference)

10.22

Registration Rights Agreement, dated as of August 7, 2023, by and among IO Biotech, Inc. and the Purchasers thereto (filed as an exhibit to our Form 8-K dated August 7, 2023 and incorporated herein by reference)

21.1	List of subsidiaries (filed as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)
23.1*	Consent of EY Godkendt Revisionspartnerselskab, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy on Recoupment of Incentive Compensation, dated September 20, 2023, of IO Biotech Inc.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

IO Biotech, Inc.

Date: March 5, 2024	By:	/s/ Mai-Britt Zocca
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

Name	Title	Date

/s/ Mai-Britt Zocca, Ph.D.	Chief Executive Officer and Director	March 5, 2024
Mai-Britt Zocca, Ph.D.	(Principal Executive Officer)

/s/ Amy Sullivan, M.B.A.	Chief Financial Officer	March 5, 2024
Amy Sullivan, M.B.A.	(Principal Financial Officer)

/s/ Peter Hirth, Ph.D.	Chairman of the Board	March 5, 2024
Peter Hirth, Ph.D.

/s/ Kathleen Sereda Glaub, M.B.A.	Director	March 5, 2024
Kathleen Sereda Glaub, M.B.A.

/s/ Christian Elling, Ph.D.	Director	March 5, 2024
Christian Elling, Ph.D.

/s/ Helen Collins, MD	Director	March 5, 2024
Helen Collins, MD

/s/ Jack B. Nielsen	Director	March 5, 2024
Jack B. Nielsen

/s/ Heidi Hunter	Director	March 5, 2024
Heidi Hunter

/s/ David V. Smith, M.B.A.	Director	March 5, 2024
David Smith, M.B.A.