Form 10-K/A
period 2023-12-31
IO Biotech, Inc.
filed 2024-03-22
CIK 1865494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(the “Amendment”) of IO Biotech, Inc. (the “Company”) amends the Company’s Annual Report on Form
10-K
for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission on March 5, 2024 (the “Original Report”). This Amendment is being filed solely for the purpose of inserting the conformed signature of the current Principal Accounting Officer, which was inadvertently omitted from the Original Report.
This Amendment speaks as of the original filing date of the Form
10-K,
does not reflect events that may have occurred after the filing date of the Original Report, and does not modify or update in any way the Company’s financial statements or any other disclosures made in the Original Report. No other changes have been made to the Original Report.
As required by Rule
12b-15
of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment. Because the Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBITS INDEX

Exhibit Number	Description
31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.
+	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
#	Portions of the exhibit have been or will be excluded because it is both not material and is the type of information that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
.

IO Biotech, Inc.

Date: March 22, 2024	By:	/s/ Mai-Britt Zocca
Mai-Britt Zocca, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the
Securities
Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Mai-Britt Zocca, Ph.D. Mai-Britt Zocca, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2024

/s/ Amy Sullivan, M.B.A. Amy Sullivan, M.B.A.	Chief Financial Officer (Principal Financial Officer)	March 22, 2024

/s/ Brian Burkavage Brian Burkavage	Vice President of Finance (Principal Accounting Officer)	March 22, 2024

/s/ Peter Hirth, Ph.D.*	Chairman of the Board	March 5, 2024
Peter Hirth, Ph.D.

/s/ Kathleen Sereda Glaub, M.B.A.*	Director	March 5, 2024
Kathleen Sereda Glaub, M.B.A.

/s/ Christian Elling, Ph.D.*	Director	March 5, 2024
Christian Elling, Ph.D.

/s/ Helen Collins, MD*	Director	March 5, 2024
Helen Collins, MD

/s/ Jack B. Nielsen*	Director	March 5, 2024
Jack B. Nielsen

/s/ Heidi Hunter*	Director	March 5, 2024
Heidi Hunter

/s/ David V. Smith, M.B.A.*	Director	March 5, 2024
David Smith, M.B.A.
* Previously signed.