Form 10-Q
period 2024-03-31
IO Biotech, Inc.
filed 2024-05-14
CIK 1865494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, the registrant had 65,880,914 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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
•
our ability to obtain orphan drug designation, Breakthrough Therapy Designation (“BTD”), accelerated or other approval for any of our product candidates we may identify;
•
our expectations regarding government and third-party payor coverage and reimbursement;
•
our ability to manufacture, including through contract manufacturing organizations (“CMOs”), IO102-IO103, IO112, IO170 or any other product candidate in conformity with the Food and Drug Administration's (“FDA’s”) requirements and the requirements of other applicable regulatory authorities;
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
•
our expectations regarding the time during which we will be an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act (“JOBS Act”);
•
our financial performance;
•
the effect of significant public health emergencies or geopolitical events on any of the foregoing or any other aspects of our business operations;
•
the impact of laws and regulations, including legislative developments; and
•
developments and projections relating to our competitors or our industry.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A - “Risk Factors” in this Quarterly Report on Form 10-Q, and those described elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited)

IO BIOTECH, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$117,982	$143,193
Prepaid expenses and other current assets	6,146	4,062
Total current assets	124,128	147,255
Restricted cash	268	268
Property and equipment, net	788	847
Right of use lease asset	2,092	2,259
Other non-current assets	883	89
Total non-current assets	4,031	3,463
Total assets	$128,159	$150,718
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,840	$3,878
Lease liability - current	666	655
Accrued expenses and other current liabilities	6,537	11,184
Total current liabilities	11,043	15,717
Lease liability - non-current	1,650	1,839
Total non-current liabilities	1,650	1,839
Total liabilities	12,693	17,556
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value of $0.001 per share; 300,000,000 shares authorized at March 31, 2024 and December 31, 2023; 65,880,914 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	66	66
Additional paid-in capital	408,154	406,587
Accumulated deficit	(283,279)	(263,822)
Accumulated other comprehensive loss	(9,475)	(9,669)
Total stockholders’ equity	115,466	133,162
Total liabilities and stockholders’ equity	$128,159	$150,718

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$14,311	$11,900
General and administrative	5,886	6,024
Total operating expenses	20,197	17,924
Loss from operations	(20,197)	(17,924)
Other income (expense)
Currency exchange (loss) gain, net	(462)	258
Interest income	1,617	1,028
Total other income (expense), net	1,155	1,286
Loss before income tax expense	(19,042)	(16,638)
Income tax expense	415	406
Net loss	(19,457)	(17,044)
Net loss attributable to common shareholders	(19,457)	(17,044)
Net loss per common share, basic and diluted	$(0.30)	$(0.59)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	65,880,914	28,815,267
Other comprehensive loss
Net loss	$(19,457)	$(17,044)
Foreign currency translation	194	517
Total comprehensive loss	$(19,263)	$(16,527)

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2023	28,815,267	$29	$326,705	$(10,141)	$(177,739)	$138,854
Equity-based compensation	—	—	1,888	—	—	1,888
Foreign currency translation	—	—	—	517	—	517
Net loss	—	—	—	—	(17,044)	(17,044)
Balance, March 31, 2023	28,815,267	$29	$328,593	$(9,624)	$(194,783)	$124,215

Balance, January 1, 2024	65,880,914	$66	$406,587	$(9,669)	$(263,822)	$133,162
Equity-based compensation	—	—	1,567	—	—	1,567
Foreign currency translation	—	—	—	194	—	194
Net loss	—	—	—	—	(19,457)	(19,457)
Balance, March 31, 2024	65,880,914	$66	$408,154	$(9,475)	$(283,279)	$115,466

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(19,457)	$(17,044)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	62	47
Equity-based compensation	1,567	1,888
Amortization of right of use lease asset	149	127
Foreign currency loss (gain)	462	(258)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,083)	1,890
Other non-current assets	(792)	(792)
Accounts payable	(38)	256
Lease liability	(155)	(185)
Accrued expenses and other current liabilities	(4,647)	(619)
Net cash used in operating activities	(24,932)	(14,690)
Cash flows from investing activities
Purchase of property and equipment	(11)	(148)
Net cash used in investing activities	(11)	(148)
Cash flows from financing activities
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	(24,943)	(14,838)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(268)	775
Cash, cash equivalents and restricted cash, beginning of period	143,461	142,858
Cash, cash equivalents and restricted cash, end of period	$118,250	$128,795
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$117,982	$128,527
Restricted cash	268	268
Total cash, cash equivalents and restricted cash	$118,250	$128,795

See accompanying notes to the unaudited interim consolidated financial statements.

Notes to Consolidated Financial Statements

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

Corporate Reorganization

IO Biotech ApS was incorporated in Denmark in December 2014. In November 2021, we completed a corporate reorganization (the “Corporate Reorganization”) whereby IO Biotech ApS became a wholly-owned subsidiary of the Company. In connection with the corporate reorganization, each issued and outstanding Class A ordinary share ($0.16 par value) was exchanged on a one-for-one basis into shares of common stock of the Company ($0.001 par value). Each Class B and Class C preference share of IO Biotech ApS was exchanged on a one-for-one basis into shares of Class B and Class C preferred stock of the Company.

IO Bio US, Inc., a wholly owned subsidiary of IO Biotech ApS, was incorporated in Delaware in May 2021. IO Biotech Limited, a wholly owned subsidiary of IO Biotech ApS, was incorporated in the UK in August 2021. In November 2021, the Company engaged in a series of transactions, referred to collectively as the Corporate Reorganization. As a result of the Corporate Reorganization, IO Biotech ApS became a wholly-owned subsidiary of IO Biotech, Inc. IO Biotech, Inc. is a holding company formed in October 2021, which, prior to our initial public offering (“IPO”), had nominal assets and no liabilities, contingencies, or commitments, and which has not conducted any operations prior to our IPO other than acquiring the entire issued and outstanding stock of IO Biotech ApS. The Company, IO Biotech ApS, and the holders of all of the issued and outstanding equity interests of IO Biotech ApS have entered into a Share Contribution and Exchange Agreement, dated as of October 29, 2021, pursuant to which the Corporate Reorganization was effected.

IPO

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

August 2023 Private Placement

On August 9, 2023, the Company completed a private placement transaction (the “Private Placement”), pursuant to which we sold an aggregate of 37,065,647 shares of the Company’s common stock, par value $0.001 per share, and 37,065,647 warrants to purchase up to 37,065,647 shares of common stock (the “Warrants”) to certain institutional investors and existing shareholders (the “Purchasers”). Each Purchaser’s Warrant is exercisable for a number of shares of common stock equal to one hundred percent of the aggregate number of shares of common stock purchased by such Purchaser. The purchase price per share of common stock and Warrant was $2.025 (the “Purchase Price”). The Company received net proceeds from the Private Placement, after deducting $3.2 million in underwriting discounts and commissions and other offering costs, of $71.9 million. Refer to Note 10, "Stockholders' Equity" in the accompanying notes to our unaudited consolidated financial statements for the period ended March 31, 2024 for additional information on the Private Placement.

At-The-Market Equity Program

On February 15, 2023, we filed a new prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) with respect to the offer and sale of shares of our Common Stock, with an aggregate offering price of up to $19.5 million, establishing an at-the-market equity program. We also entered into a common stock sales agreement, dated February 15, 2023 (the “Sales Agreement”) by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75.0 million, through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have not issued any shares pursuant to our at-the-market equity program as of March 31, 2024.

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

As of March 31, 2024, we had an accumulated deficit of $283.3 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $19.5 million and $86.1 million for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $118.0 million as of March 31, 2024 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued. On this basis, the consolidated financial statements are prepared on a going concern basis of accounting. However, additional funding will be necessary to fund future discovery research, preclinical and clinical activities. We will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on acceptable terms, or at all, and we may not be able to enter into collaborations or other arrangements. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, even our ability to continue operations.

2. Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies disclosed in Note 2 to the Company’s annual financial statements for the years ended December 31, 2023 and 2022 included in its Annual Report on Form 10-K filed with the SEC.

Unaudited Financial Information

The accompanying unaudited interim consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"), and pursuant to the rules and regulations of the SEC. In the Company’s opinion, the information furnished herein reflects all adjustments, all of which are of a normal and recurring nature and necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2023.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (i) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for us beginning after December 15, 2023. The Company has adopted the standard effective January 1, 2024. The adoption of the standard has not had a material impact on our financial statements or financial statement disclosures.

Recently Issued Accounting Standards

In October 2023, the FASB issued ASU 2023-06, Accounting Standards Update 2023-06—Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 will eliminate disclosure requirements that are redundant, duplicative, overlapping, outdated, or superseded as a result of subsequent changes to SEC disclosure requirements, U.S. GAAP or technology. ASU 2023-06 is intended to better align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP. The disclosure requirements would apply prospectively in the financial statements. ASU 2023-06 will be effective for us on the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, if we are already subject to the SEC’s current disclosure requirements. For those current disclosure requirements we are not subject to, ASU 2023-06 will become effective two years after the date of such removal by the SEC. We are currently assessing the impact adoption of ASU 2023-06 will have on our financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will also enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. ASU 2023-07 will be effective for us in the annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently assessing the impact adoption of ASU 2023-07 will have on our financial statements and disclosures, but do not expect a material impact on the financial statements or disclosures.

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

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited interim consolidated financial statements.

3. Fair Value Measurements

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$100,815	$100,815	$—	$—
Total assets measured at fair value	$100,815	$100,815	$—	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$131,613	$131,613	$—	$—
Total assets measured at fair value	$131,613	$131,613	$—	$—

(1) Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

As of March 31, 2024 and December 31, 2023, the Company only held Level 1 financial instruments.

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2024 and the year ended December 31, 2023.

4. License and Collaboration Agreements

In February 2018, we entered into a clinical collaboration with MSD International GmbH (“MSDIG”) to evaluate IO102 in combination with KEYTRUDA® (“pembrolizumab”) in first-line treatment of patients with metastatic non-small cell lung cancer. Under the terms of the collaboration with MSDIG, we will conduct an international Phase 1/2 study to evaluate a combination therapy of IO102 and KEYTRUDA®. We will sponsor the clinical trial and MSDIG will provide KEYTRUDA® to be used in the clinical trial free of charge. We and MSDIG will be responsible for our own internal costs and expenses to support the study and we shall bear all other costs associated with conducting the study, including costs of providing IO102 for use in the study. The rights to the data from the clinical trial will be shared by us and MSDIG and we will maintain global commercial rights to IO102.

In September 2021, we entered into a clinical collaboration with MSDIG and MSD International Business GmbH (“MSDIB”), another affiliate of Merck (collectively, “MSD”) to evaluate IO102-IO103 in combination with KEYTRUDA® versus KEYTRUDA® alone in treatment of patients with metastatic (advanced) melanoma. Under the terms of the collaboration with MSD, we are conducting an international Phase 3 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We are the sponsor of the clinical trial and MSD will provide KEYTRUDA® to be used in the clinical trial free of charge. We and MSD are responsible for our own internal costs and expenses to support the study and we will bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trial will be shared by us and MSD and we will maintain global commercial rights to IO102-IO103.

In December 2021, we entered into a clinical collaboration with MSD to evaluate IO102-IO103 in combination with KEYTRUDA® in previously untreated patients with three different tumor types— metastatic non-small cell lung cancer (“NSCLC”), squamous cell carcinoma of the head and neck (“SCCHN”), and urothelial bladder cancer (“UBC”). Under the terms of the collaboration with MSD, we are conducting an international Phase 2 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We are the sponsor of the clinical trial and MSD will provide KEYTRUDA® to be used in the clinical trial free of charge. We and MSD are responsible for our own internal costs and expenses to support the study and we will bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trial will be shared by us and MSD and we will maintain global commercial rights to IO102-IO103.

In November 2022, we entered into a clinical collaboration with MSD to evaluate IO102-IO103 in combination with KEYTRUDA® as a neo-adjuvant/adjuvant therapy for patients with metastatic melanoma and SCCHN. Under the terms of the collaboration with MSD, we will conduct an international Phase 2 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We will sponsor the clinical trial and MSD will provide KEYTRUDA® to be used in the clinical trial free of charge. We and MSD will be responsible for our own internal costs and expenses to support the study and we shall bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trial will be shared by us and MSD and we will maintain global commercial rights to IO102-IO103.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid contract research and development costs	$2,833	—
Insurance	967	1,352
Research and development tax credit receivable	796	814
Prepaid income taxes	526	829
Value-added tax refund receivable	113	313
Other	911	754
Total prepaid expenses and other current assets	$6,146	$4,062

6. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory equipment	$829	$836
Office furniture	236	238
Computer hardware	115	103
Less: accumulated depreciation	(392)	(330)
Total property and equipment, net	$788	$847

For the three months ended March 31, 2024 and 2023, the Company recognized $0.1 million and $0.05 million, respectively, of depreciation expense in the consolidated statements of operations.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued contract research and development costs	$3,841	$6,153
Professional fees	582	243
Employee compensation costs	1,538	4,225
Other liabilities	576	563
Total accrued expenses and other current liabilities	$6,537	$11,184

8. Leases

As of March 31, 2024, the Company is party to five operating leases for laboratory and office space. The Company’s finance leases are immaterial both individually and in the aggregate. In the consolidated balance sheet as of March 31, 2024, the Company has a right-of-use lease asset (“ROU”) balance of $2.1 million and a current and non-current lease liability of $0.7 million and $1.7 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office and laboratory space leased in New York, New York, Rockville, Maryland and Copenhagen, Denmark.

The Company is party to an operating lease in Copenhagen, Denmark for office space that commenced in March 2021 with the initial term set to expire in January 2025. Base rent for this initial lease was $0.1 million annually. The Company amended its operating lease in Copenhagen, Denmark on September 1, 2022 with a new term set to expire in December 2027. The base rent for the amended lease is $0.2 million annually. The Company is also party to an operating lease in Copenhagen, Denmark for laboratory space that commenced in January 2023 with the term set to expire in December 2027. The base rent for the lease is $0.04 million annually. The Company is party to an operating lease in New York, New York for office space that commenced in October 2021 with the initial term set to expire in January 2027. Base rent for this lease is $0.2 million annually. The Company is party to an operating lease in Rockville, Maryland for office and laboratory space that commenced in December 2021 with the initial term set to expire in May 2027. Base rent for this lease is $0.3 million annually. The Company is party to an immaterial operating lease in Newport, United Kingdom that commenced in June 2023. Rent expense for each of the three months ended March 31, 2024 and 2023 was $0.2 million, respectively.

Quantitative information regarding the Company’s leases for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended	Three Months Ended
Lease Cost	March 31, 2024	March 31, 2023
Operating lease cost	$184	$206
Operating cash flows paid for amounts included in the measurement of lease liabilities	$193	$175
Operating lease liabilities arising from obtaining right-of-use assets	$—	$165
Remaining average lease term (years)	3.2	4.3
Weighted average discount rate	6.3%	6.5%

Future lease payments (undiscounted) under noncancelable leases are as follows at March 31, 2024 (in thousands):

Future Lease Payments	Amount
Remainder of 2024	$591
2025	787
2026	793
2027	397
2028	—
Thereafter	—
Total	$2,568

The Company’s leases do not provide an explicit rate. Therefore, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2022 for operating leases that commenced prior to that date, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

9. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the three months ended March 31, 2024 and the year ended December 31, 2023, and, to our knowledge, no material legal proceedings are currently pending or threatened.

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

Indemnification Agreements

We enter into certain types of contracts that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to procurement, service, consultancy or license agreements under which we may be required to indemnify vendors, service providers or licensees for certain claims, including claims that may be brought against them arising from our acts or omissions with respect to our products, technology, intellectual property or services. The Company, as permitted under Delaware law and in accordance with its amended and restated certificate of incorporation and amended and restated bylaws and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, which the officer or director is or was serving at the Company’s request in such capacity. At the 2023 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to, and the Company subsequently amended, its amended and restated certificate of incorporation to extend the indemnification of officers pursuant to recent amendments to the General Corporation Law of the State of Delaware.

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

10. Stockholders' Equity

Common and Preferred Stock

Upon the closing of our IPO in November 2021, we filed an amended and restated certificate of incorporation, which authorized us to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. The shares of preferred stock are currently undesignated. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Company's board of directors (“Board”). No dividends have been declared or paid by us through March 31, 2024.

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

The Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance using the Black-Scholes valuation model and allocated proceeds from the sale proportionately to the Common Stock and Warrants, of which $29.6 million was allocated to the Warrants and recorded as a component of additional paid-in-capital. As of March 31, 2024, the Company had 37,065,647 warrants issued and outstanding at an exercise price of $2.47 per share to purchase shares of the Company's common stock.

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

As of March 31, 2024 and December 31, 2023, the Company had 65,880,914 common shares outstanding, respectively.

11. Equity-Based Compensation

2021 Equity Incentive Plan

In November 2021, our Board adopted, and our stockholders approved, the 2021 Equity Incentive Plan (“2021 Equity Plan”), which became effective on November 4, 2021. The 2021 Equity Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan is equal to 2,496,934, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the first day of such fiscal year or (ii) such other amount determined by our Board. As of March 31, 2024, we had 642,341 shares available for future grant under the 2021 Equity Plan.

2021 Employee Stock Purchase Plan

In November 2021, our Board adopted and our stockholders approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective on November 4, 2021. The number of shares of our common stock reserved for issuance under the 2021 ESPP is equal to 257,272, subject to an annual increase, to be added on the first day of each fiscal year, beginning January 1, 2023, equal to the lesser of (1) 1% of the number of shares of common stock outstanding on the first day of such fiscal year; (2) 257,272 shares of our common stock; or (3) such other amount as determined by our Board. As of March 31, 2024, the Board had not yet approved any offerings under the 2021 ESPP.

2023 Inducement Award Plan

In September 2023, our Board adopted the 2023 Inducement Award Plan (“2023 Inducement Plan”), which became effective on September 28, 2023. The 2023 Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. The number of shares of our common stock reserved for issuance under the 2023 Inducement Plan is equal to 1,976,427. As of March 31, 2024, there were 1,976,427 shares available for future grant under the 2023 Inducement Plan.

The following table summarizes our stock options activity for the three months ended March 31, 2024:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2024	5,851,923	$7.20	8.4	$102
Granted	2,626,930	$1.65	—	$—
Cancelled or forfeited	(40,567)	$6.24	—	$—
Outstanding, March 31, 2024	8,438,286	$5.47	8.7	$292
Exercisable, March 31, 2024	2,483,730	$9.81	7.6	$5

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

As of March 31, 2024, there was $12.7 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 3.0 years.

The fair values of the stock options granted during the period ended March 31, 2024 were estimated based on the Black-Scholes model, using the following assumptions:

March 31, 2024
Expected volatility	87.3% - 87.4%
Risk-free interest rate	4.2% - 4.3%
Expected term (in years)	6.1
Expected dividend yield	0%

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$613	$704
General and administrative	954	1,184
Total equity-based compensation	$1,567	$1,888

We did not recognize any tax benefits for stock-based compensation during the three months ended March 31, 2024 and 2023.

12. Income Taxes

We are subject to taxes for earnings generated in multiple jurisdictions, both inside and outside of the United States and our tax expense is primarily affected by unrecognized tax benefits in Denmark due to the full valuation allowance. We recorded expense for income taxes of $0.4 million during the three months ended March 31, 2024 and 2023, respectively. We continue to maintain a full valuation allowance against all of our deferred tax assets in IO Biotech ApS, IO Bio US, Inc., a wholly-owned subsidiary of IO Biotech ApS that was incorporated in Delaware in May 2021, and IO Biotech, Inc.

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

13. Net Loss Per Share

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(19,457)	$(17,044)
Net loss attributable to common shareholders	$(19,457)	$(17,044)
Net loss per common share, basic and diluted	$(0.30)	$(0.59)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	65,880,914	28,815,267

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options to purchase common stock	8,438,286	5,500,126
Warrants issued in Private Placement	37,065,647	—

14. Subsequent Events

We have evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 5, 2024, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in our Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing novel, immune-modulating therapeutic cancer vaccines based on our T-win® platform. Our T-win product candidates are designed to kill both tumor cells and immune-suppressive cells in the tumor microenvironment (“TME”) by stimulating the activation and expansion of T cells against target positive cells, resulting in the modulation of the TME, creating a more pro-inflammatory environment, and the potentiation of anti-tumor activity by unleashing the tumor killing by effector T cells. We believe this could represent a paradigm shift in the management of cancer and that our product candidates have the potential to advance the oncology treatment paradigm, amplifying treatment effects across the spectrum of melanoma and other tumor types. Our lead therapeutic cancer vaccine candidate, IO102-IO103, is designed to target the immunosuppressive mechanisms mediated by indoleamine 2,3-dioxygenase (“IDO”) and programmed death ligand 1 (“PD-L1”). In a single-arm Phase 1/2 clinical trial of 30 patients with metastatic melanoma, IO102-IO103 in combination with nivolumab, an anti-programmed cell death 1 (“PD-1”) checkpoint inhibitor, demonstrated proof of concept by increasing the overall response rate (“ORR”) of what is reported with an anti-PD-1 antibody alone. The combination induced meaningful tumor regression and achieved rapid, deep and durable responses with a favorable tolerability profile without adding systemic toxicity to what is seen with an anti-PD-1 monotherapy in this patient population. Safety was the primary endpoint of this trial, immune response was the secondary endpoint and clinical efficacy was the tertiary endpoint. The clinical efficacy endpoints in this trial included objective response (“OR”), progression free survival (“PFS”) and overall survival (“OS”). In this trial, we observed a confirmed ORR of 73% as per RECIST 1.1, a complete response rate (“CRR”) of 50% and 25.5 months of PFS. Based on these results, IO102-IO103, in combination with pembrolizumab, was granted BTD by the FDA for treatment of unresectable/metastatic melanoma and we initiated a global Phase 3 trial.

We enrolled the first patient in a potentially registrational Phase 3 trial for IO102-IO103 in combination with pembrolizumab as a potential first-line treatment in advanced melanoma, the IOB-013/KN-D18 trial, in May of 2022. We reached randomization of 225 patients in June 2023. On June 14, 2023, we announced that we amended the protocol and increased the target number of patients to be enrolled in the Phase 3 trial from an original 300 patients to a revised 380 patients to potentially accelerate the timeline to reach the primary endpoint of PFS. The PFS analysis is event-driven and will be conducted when 226 events (progression or death) in the trial have occurred and registered. The primary endpoint of PFS is powered at 89% to detect a hazard ratio of 0.65. We completed target enrollment (380 patients) in the trial in November 2023, ahead of plan, with nearly half the patients enrolled during final 6 months of enrollment. We included all patients who met the study criteria and who were in screening when the target enrollment was achieved, resulting in a total of 407 patients being enrolled in our IOB-013/KN-D18 trial.

We now anticipate reaching 226 PFS events in 1H 2025 from previously projected 2H 2025, based on the actual aggregate PFS events observed (blinded to events per arm) to date. We believe this accelerated projection is primarily due to the increase in the total sample size and faster than anticipated recruitment that occurred ahead of our previous projected schedule. If the data are supportive based on the primary endpoint of PFS, we plan to file marketing applications in a number of countries, including the U.S. and European Union.

The Phase 3 trial protocol also has a planned interim analysis of ORR to be conducted 12 months after the 225th patient have been randomized; if the investigational arm demonstrates a highly statistically significant improvement in ORR compared to the control arm, with a p-value<0.005, then the interim analysis could allow for potential submission of a Biologics License Application (“BLA”) for accelerated approval in the United States. When we designed the interim analysis, we assumed that patients treated with IO102-IO103 in combination with pembrolizumab would show an ~18-point improvement in ORR compared to the patients treated with pembrolizumab alone. There is a high statistical bar for the Phase 3 interim analysis (p≤0.005), which was set to preserve most of the alpha for the primary endpoint of PFS. Regardless of the outcome of the interim analysis, the trial is designed to continue to the primary PFS endpoint. The outcome of the interim analysis is expected in the third quarter of 2024.

Our T-win platform is a novel approach to cancer vaccines designed to activate pre-existing T cells to target immunosuppressive mechanisms. Our T-win product candidates are designed to employ a dual mechanism of action: (1) direct killing of immunosuppressive cells, including both tumor cells and genetically stable cells in the TME, that express IDO and/or PD-L1 (in the case of IO102-IO103), Arginase 1 (in the case of IO112) or transforming growth factor beta 1 (“TGFβ1”, in the case of IO170), and (2) modulation of the TME into a more pro-inflammatory, anti-tumor environment. Our T-win platform is built upon our team’s deep understanding of both the TME and a tumor’s ability to evade surveillance and destruction by the immune system. Our approach is in contrast to previous methods that have sought to either block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed by tumor cells.

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

* In combination with pembrolizumab

NSCLC = non-small cell lung cancer, SCCHN = squamous cell carcinoma of the head and neck

Our lead product candidate, IO102-IO103, combines our two fully-owned, novel immune-modulating vaccines, IO102 and IO103, which are designed to target IDO+ and PD-L1+ cells, respectively. IDO and PD-L1 are often dysregulated and over-expressed in a wide range of solid tumors, and result in the inhibition of the body’s natural pro-inflammatory anti-tumor response within the TME. IO102-IO103 is designed to employ our novel dual mechanism of action approach. This is in contrast to previous approaches which have sought to block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed by tumor cells. By combining IO102 and IO103 in a single treatment regimen, we also aim to provide a synergistic therapeutic effect on tumors.

On December 14, 2020, the FDA granted us BTD for the IO102-IO103 cancer vaccine in combination with pembrolizumab for the treatment of patients with unresectable or metastatic melanoma based on data from the Phase 1/2 clinical trial, MM1636. A BTD enables us to solicit more frequent and intensive guidance from the FDA as to how to conduct an efficient development program for IO102-IO103. The MM1636 trial was an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma receiving IO102-IO103 and nivolumab, an anti-PD-1 monoclonal antibody. As of the January 5, 2023 data cut as published in the May 2023 Journal for ImmunoTherapy of Cancer, 30 PD-1 naïve patients were enrolled with a minimum follow-up time of 49.8 months. Median OS was not reached, median PFS was 25.5 months, and 50% of patients (15/30) achieved a CR, or complete disappearance of their tumors, and we observed a confirmed ORR of 73% as per RECIST 1.1. Patients who were anti-PD-1 antibody therapy resistant and enrolled in cohort B in this study had no response to therapy, which we believe shows that our vaccine works best in front-line metastatic melanoma patients, as we expected in this setting. Overall safety and tolerability of the combination was favorable, with no significant added systemic toxicity from what has been reported with nivolumab alone. While a total of five patients (17%) experienced a treatment-related high-grade adverse event (grade 3-5), and 17% discontinued treatment with both nivolumab and IO102-IO103, data from this trial suggests a manageable tolerability profile for patients. In addition, we have observed treatment-induced infiltration of CD3+/CD8+ T cells into the tumor site in responding patients and detected IO102 and/or IO103-specific T cells in tumors after treatment in correlative biomarker data where this was analyzed.

In November 2023, we fully enrolled a Phase 3 potentially registrational trial for IO102-IO103, the IOB-013/KN-D18 trial, in combination with pembrolizumab in anti PD-1/PD-L1 treatment naïve patients with unresectable or metastatic melanoma. While the MM1636 trial investigated IO102-IO103 in combination with nivolumab, we have made the business decision to investigate IO102-IO103 in combination with pembrolizumab in the Phase 3 trial. Nivolumab and pembrolizumab are both immunoglobulin G4 (“IgG4”) subclass antibodies that target the PD-1 receptor. In a comparative data analysis by Moser (Annals of Oncology 2020), researchers found no difference between the effectiveness of frontline pembrolizumab and nivolumab in patients with advanced melanoma. The Phase 3 trial also includes a concurrent evaluation of the initial participants to allow for an assessment of safety (a safety run-in) for the combination of IO102-IO103 and pembrolizumab.

The pembrolizumab for this Phase 3 trial is being supplied by Merck pursuant to a Clinical Trial Collaboration and Supply Agreement that we entered into in September 2021. The independent data monitoring committee (“IDMC”) for the IOB-013/KN-D18 trial convened its fourth meeting in March 2024 and the IDMC recommended that the trial continue without modifications.

On April 9, 2024, a poster presentation of new non-clinical data further supporting the dual mechanism of action of the company’s lead cancer vaccine, IO102-IO103, was delivered at the American Association for Cancer Research Annual Meeting 2024 in San Diego, California. While further studies are needed to fully discern the relationship between IDO1+/PD-L1+ target populations within the TME and the impact of IDO1/PD-L1 targeted vaccination, we believe the data presented support the use of a dual antigen approach to reduce the immunosuppression and enhance anti-tumor effect.

We are also investigating IO102-IO103 in several other solid tumor indications. We are conducting a Phase 2 basket trial, the IOB-022/KN-D38 trial, which is investigating multiple first-line solid tumor indications in treatment naïve patients for metastatic disease. This basket trial is designed to investigate the safety and efficacy of IO102-IO103 in combination with pembrolizumab in patients with metastatic non-small cell lung cancer (“NSCLC”), adenocarcinoma histology, with PD-L1 TPS ≥ 50% (cohort A), and recurrent and/or metastatic squamous cell carcinoma of the head and neck (“SCCHN”) with CPS ≥ 20 (cohort B). We initiated the IOB-022/KN-D38 trial in April 2022 and as of March 31, 2024, 58 patients were enrolled. Of the 58 patients, 37 were enrolled in cohort A (31 evaluable) and 21 were enrolled in cohort B (18 evaluable). Consistent with the earlier reported data, preliminary results from the IOB-022/KN-D38 Phase 1/2 study of IO102-IO103 in combination with pembrolizumab in metastatic NSCLC or recurrent and/or metastatic SCCHN continue to be encouraging as presented at the European Society for Medical Oncology conference held in October 2023. The safety profile observed to date in this study is consistent with prior clinical experience with IO102-IO103.

In addition to first-line cancer indications, we have initiated a basket trial to investigate IO102-IO103 in combination with pembrolizumab in a perioperative setting, used before and after surgery as a neo-adjuvant/adjuvant therapy. In April 2023, the FDA cleared the Company’s Investigational New Drug (“IND”) application for the evaluation of IO102-IO103 in combination with pembrolizumab, given before (neo-adjuvant) and after (adjuvant) surgery in patients with resectable melanoma and SCCHN, the IOB-032/PN-E40 trial. The trial is a Phase 2, open-label, multi-cohort trial evaluating neo-adjuvant and adjuvant treatment with IO102-IO103 in combination with pembrolizumab in patients with resectable melanoma (cohorts A and C) or SCCHN (cohort B). Cohorts A and B are single-arm, whereas in cohort C ≥30 stage III melanoma, patients will be randomized 1:1 to neo-adjuvant treatment with either combination IO102-IO103/pembrolizumab or pembrolizumab alone. In the neo-adjuvant period, for all cohorts, treatment is every 3 weeks (Q3W) for 3 cycles (melanoma) or 2-3 cycles (SCCHN). Surgery will be performed between 1 and 3 weeks after the last neoadjuvant dose. After recovery from surgery and any risk based postoperative standard of care, all disease-free patients in all 3 cohorts will receive post surgery treatment with IO102 IO103 and pembrolizumab or pembrolizumab alone Q3W for a maximum of 15 cycles. Cohort C patients with poor pathological response to pembrolizumab alone in the neo-adjuvant phase (>10% residual viable tumor) may cross over to combination treatment post-surgery. The primary endpoint is major pathological response at surgery (≤10% residual viable tumor; central assessment). Safety, event-free survival (“EFS”) and disease-free survival are secondary endpoints. For translational research purposes, paired pre- and post-treatment tumor tissue and blood samples will be collected. The study has completed enrollment of all allocated 15 patients with melanoma in cohort A and is actively enrolling patients with SCCHN in cohort B. As of March 31, 2024, 7 patients have been enrolled in cohort B. We currently plan to enroll an additional 30 patients into cohort C in the IOB-032/PN-E40 trial.

Our development of the IO102-IO103 combination is based on our prior separate development of IO102 and IO103. IO102 is our fully owned novel product candidate containing a single IDO-derived peptide sequence designed to engage and activate IDO-specific human T cells. IDO small molecule inhibitors have shown clinical potential in combination with PD-1 antibodies in early clinical trials, but have not been able to demonstrate the same level of efficacy in later-stage clinical trials. Our Phase 1 non-randomized trial of IO101, our first-generation IDO therapy, in NSCLC resulted in proof of concept for our approach, with 47% of patients displaying clinical benefit and an OS of 26 months in the treatment arm compared to 8 months in the group receiving standard of care. There were no grade 3 or higher adverse events.

IO112 is our fully owned, novel product candidate containing a single Arginase 1-derived peptide designed to engage and activate Arginase 1-specific human T cells. IO112 is designed to target T cells that recognize epitopes derived from Arginase 1, which is an immunoregulatory enzyme highly expressed in difficult-to-treat tumors associated with high levels of myeloid-derived suppressor cells including colorectal, breast, prostate and pancreatic and ovarian cancers. Arginase overexpression is a well-documented tumor escape mechanism. IO112 was tested in a single arm first-in-human Phase 1 trial in patients with Arginase-positive solid tumors conducted in an investigator-initiated trial at the University of Copenhagen. We plan to continue IND-enabling activities for IO112 in 2024 and expect to initiate an IND filing in 2025.

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

We believe that targeting TGFβ1 expressing cells in the TME via a vaccine approach presents a novel and attractive way to modulate the pathway and drive therapeutic benefit in the cancer setting. We are developing and characterizing TGFβ1-selective peptide vaccines capable of inducing strong immune responses. Preliminary evidence in mouse models showed that treatment with a TGFβ1 vaccine drives T cell infiltration in the TME and might promote in vivo targeted cell killing. We are currently conducting further experimental work to elucidate the cellular and molecular mechanisms of a TGFβ1 vaccine to support further development of a TGFβ1 vaccine (IO170) to modulate the TME for therapeutic benefit in a wide range of cancer indications. We plan to continue preclinical studies for IO170 in 2024.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily by aggregate net proceeds of $360.6 million from the issuance of convertible preference shares, convertible notes, ordinary shares, our IPO and our Private Placement. On August 9, 2023, we completed the Private Placement, pursuant to which we raised $71.9 million in net proceeds after deducting offering expenses of $3.2 million. Since inception, we have had significant operating losses. Our net loss was $19.5 million for the three months ended March 31, 2024, and $86.1 million and $71.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of March 31, 2024, we had an accumulated deficit of $283.3 million and $118.0 million in cash and cash equivalents.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $118.0 million as of March 31, 2024, will be sufficient to continue funding our development activities into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement, cannot be assured and which we may not be able to pursue successfully again in the future.

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

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. We generally have not tracked our research and development expenses on a program-by-program basis. Substantially all of our direct research and development expenses in the years ended December 31, 2023 and 2022 and in the three months ended March 31, 2024 were on IO102-IO103 and consisted primarily of external costs, such as consultants, third-party contract organizations that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal fees relating to patent and corporate matters, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect to continue to incur significant general and administrative expenses to support our continued research and development activities, manufacturing activities, and to continue to operate as a public company. These costs will likely include hiring and retaining key personnel, fees to outside consultants, lawyers and accountants, and costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer insurance premiums and investor relations costs.

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
•
Interest income: For the three months ended March 31, 2024 and 2023, we recognized interest income on account balances invested in money market funds and on account balances with banks.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following sets forth our results of operations:

	For the Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$14,311	$11,900	$2,411	20.3%
General and administrative	5,886	6,024	(138)	(2.3)%
Total operating expenses	20,197	17,924	2,273	12.7%
Loss from operations	(20,197)	(17,924)	(2,273)	12.7%
Other income	1,155	1,286	(131)	(10.2)%
Loss before income tax expense	(19,042)	(16,638)	(2,404)	14.4%
Income tax expense	415	406	9	2.2%
Net loss	$(19,457)	$(17,044)	$(2,413)	14.2%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$7,485	$5,346	$2,139	40.0%
Chemistry, manufacturing and control	2,167	2,818	(651)	(23.1)%
Personnel	4,794	3,791	1,003	26.5%
Consultants and other costs	(135)	(55)	(80)	145.5%
Total research and development expenses	$14,311	$11,900	$2,411	20.3%

Research and development expenses were $14.3 million for the three months ended March 31, 2024, compared to $11.9 million for the three months ended March 31, 2023. The increase of $2.4 million was primarily related to an increase in preclinical studies and clinical trial-related activities for our IO102-IO103 therapeutic cancer vaccine candidate, including the continued execution of our pivotal Phase 3 clinical trial of $2.1 million and an increase in personnel costs of $1.0 million primarily related to an increase in personnel compensation related costs that were offset by a decrease in costs for chemistry, manufacturing and control activities of $0.7 million related to manufacturing activities of our IO102-IO103 therapeutic product candidate. The three months ended March 31, 2024 and 2023 include a tax credit received from the Denmark tax authorities of approximately $0.8 million. This tax credit is for losses resulting from research and development expenses and is included in consultants and other costs.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	(in thousands)
Personnel	$2,794	$2,655	$139	5.2%
Professional services	1,073	1,509	(436)	(28.9)%
Consultants and other costs	2,019	1,860	159	8.5%
Total general and administrative expenses	$5,886	$6,024	$(138)	(2.3)%

General and administrative expenses were $5.9 million for the three months ended March 31, 2024, compared to $6.0 million for the three months ended March 31, 2023. The decrease of $0.1 million was primarily related to a decrease in professional services of $0.4 million that were offset by an increase is personnel costs of $0.1 million, primarily related to an increase in headcount and an increase in consultants and other costs of $0.2 million primarily related to an increase in consultant spend.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	For the Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	(in thousands)
Currency exchange (loss) gain, net	$(462)	$258	$(720)	(279.1)%
Interest income	1,617	1,028	589	57.3%
Other income (expense), net	$1,155	$1,286	$(131)	(10.2)%

Other income (expense), net was $1.2 million for the three months ended March 31, 2024, compared to $1.3 million for the three months ended March 31, 2023. The decrease of $0.1 million was primarily due to the increase in currency exchange loss offset by the impact of interest income recognized on our money market fund.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds of $360.6 million from the issuance of convertible preference shares, convertible notes, ordinary shares, our IPO and our Private Placement. On August 9, 2023, we completed the Private Placement, pursuant to which we raised an additional $71.9 million in net proceeds after deducting estimated offering expenses of $3.2 million.

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

In addition, on February 15, 2023, we filed a new prospectus supplement with the SEC with respect to the offer and sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $19.5 million, establishing an at-the-market equity program. On February 15, 2023, we also entered into a Sales Agreement by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75.0 million through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have not issued any shares pursuant to our at-the-market equity program as of March 31, 2024.

We currently expect that our cash and cash equivalents of $118.0 million as of March 31, 2024, will be sufficient to fund our operating expenses and capital requirements into the fourth quarter of 2025. However, additional funding will be necessary to fund our future clinical and preclinical activities. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(24,932)	$(14,690)
Net cash used in investing activities	(11)	(148)
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	$(24,943)	$(14,838)

Net Cash Used in Operating Activities

Cash used in operating activities of $24.9 million for the three months ended March 31, 2024 was primarily attributable to our net loss of $19.5 million and a net decrease of $7.7 million in our working capital accounts, partially offset by an increase in non-cash items of $2.3 million primarily due to equity-based compensation. The net decrease of $7.7 million in our working capital accounts was primarily due to a $2.8 million increase in prepaid contract research and development costs related to milestone payments for our pivotal Phase 3 clinical trial and a $2.7 million decrease in accrued employee compensation costs related to employee bonus payments made during the three months ended March 31, 2024.

Cash used in operating activities of $14.7 million for the three months ended March 31, 2023 was primarily attributable to our net loss of $17.0 million and a net decrease of $0.6 million in our working capital accounts, partially offset by non-cash items of $1.8 million primarily due to equity-based compensation.

Net Cash Used in Investing Activities

Cash used in investing activities of $0.01 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, was related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

We had no cash provided by financing activities for the three months ended March 31, 2024 and 2023.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $118.0 million as of March 31, 2024, will be sufficient to continue funding our development activities into the fourth quarter of 2025. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement, cannot be assured and which we may not be able to pursue successfully again in the future. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, potentially including collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs.

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
•
our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient (“API”), manufacture of our product candidates and the terms of such arrangements;
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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations in conducting research and development activities. We evaluate the probability associated with each source and use of cash resources in making our going concern determination. The research and development of pharmaceutical products is inherently subject to uncertainty. We currently expect that our cash and cash equivalents of $118.0 million as of March 31, 2024 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the consolidated financial statements are issued.

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

Equity-based Compensation

We issued stock-based compensation awards through the granting of warrants and stock options, which generally vest over a four-year period. We issued 2,171,841 stock options with a weighted average exercise price of $2.02 to certain employees, board members and advisors during the year ended December 31, 2023. In July 2023, we issued 348,153 stock options with a weighted average exercise price of $1.86 as separate inducement grants distinct from the 2023 Inducement Award Plan. We also issued 2,626,930 stock options with a weighted average exercise price of $1.65 under our 2021 Equity Plan during the three months ended March 31, 2024. We did not grant any stock options from the 2023 Inducement Award Plan during the three months ended March 31, 2024.

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

We elected to claim a research and development tax credit on the federal income tax return filed for the year ended December 31, 2022 and plan to continue to make this election on the federal income tax return filed for the year ended December 31, 2023 and 2024 based on law currently enacted. We will continue to monitor impacts of proposed or enacted law changes on the cost to benefit of making this election. The Company included $0.2 million and $1.0 million in research and development tax credits in the U.S. provision for income taxes for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.

Warrants Issued in Connection with Sale of Common Stock

The Company accounts for warrants issued as a separable unit in connection with sale of common stock as either liability or equity in accordance with Accounting Standards Codification 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered liabilities if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as liability or equity. If warrants do not require liability classification under ASC 815-40 or other applicable generally accepted accounting principles in the United States of America (“U.S. GAAP”) the warrants should be classified as equity.

The proceeds received from the sale of equity classified warrants and shares of common stock in a bundled transaction are allocated based on the relative fair values of warrants and shares with no changes in fair value of warrants recognized after the issuance date.

Recently Adopted Significant Accounting Policies

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the three months ended March 31, 2024 and 2023 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards.

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

Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited financial statements in a registration statement for an IPO and in an Annual Report on Form 10-K, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Item 1A. Risk Factors.

Our business is subject to numerous risks. You should carefully consider the following risks and all other information contained in this Quarterly Report, as well as general economic and business risks, together with any other documents we file with the SEC. If any of the following events actually occur or risks actually materialize, it could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.

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
•
We rely on third-party CMOs to manufacture our product candidates, which can be complex. Our CMOs may encounter difficulties in production, particularly with respect to process development or scale-up of our product candidates. If our CMOs encounter difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped.
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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research, preclinical studies and clinical trials for our product candidates, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. IO102-IO103 is in clinical development and IO112 is in preclinical development, and none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. Our net loss was $19.5 million for the three months ended March 31, 2024, and $86.1 million and $71.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of March 31, 2024, we had $118.0 million in cash and cash equivalents. Based upon our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. However, our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

As of March 31, 2024 we had 70 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, compliance, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We have material gross deferred tax assets relating to IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively. Our anticipated activities are also expected to result in future significant net operating losses in Denmark resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The Company has provided a full valuation allowance on our net deferred tax assets in IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively, as of March 31, 2024. Based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Denmark and the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

As of March 31, 2024, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 60.4% of our voting stock. Therefore, these stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 31, 2024, we had 65,880,914 shares of common stock outstanding. Substantially all of our outstanding shares of common stock are currently able to be sold freely in the public market, subject to certain restrictions that may apply to shares of our common stock held by our affiliates and by certain participants in our August 2023 private placement. The market price of our common stock could decline as a result of the sale of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending December 31, 2022, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that and each subsequent year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we were not required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements. For example, in connection with the audit of our financial statements for the years ended December 31, 2021 and 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. This material weakness was not previously remediated, and in connection with the preparation of our consolidated financial statements for the year ended December 31, 2021, the Company identified an error, which resulted in a restatement as disclosed in our Current Report on Form 8-K filed on December 17, 2021. For the year ended December 31, 2022, this material weakness was remediated and no additional material weaknesses were identified for the year ended December 31, 2023 and the three months ended March 31, 2024, but we could experience further difficulty with internal control over financing reporting in the future.

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

There has been no material change in the use of proceeds from our IPO, as described in the Prospectus.

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

IO Biotech, Inc.

Date: May 14, 2024	By:	/s/ Mai-Britt Zocca
Mai-Britt Zocca, Ph.D.
Chief Executive Officer and Director
(Principal Executive)

Date: May 14, 2024	By:	/s/ Amy Sullivan
Amy Sullivan
Chief Financial Officer
(Principal Financial Officer)