Form 10-Q
period 2024-06-30
IO Biotech, Inc.
filed 2024-08-13
CIK 1865494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 65,880,914 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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

ii

•
our ability to successfully build a sales force and commercial infrastructure;
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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A - “Risk Factors” in this Quarterly Report on Form 10-Q, and those described elsewhere in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited)

IO BIOTECH, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$100,747	$143,193
Prepaid expenses and other current assets	6,905	4,062
Total current assets	107,652	147,255
Restricted cash	268	268
Property and equipment, net	735	847
Right of use lease asset	1,936	2,259
Other non-current assets	876	89
Total non-current assets	3,815	3,463
Total assets	$111,467	$150,718
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,016	$3,878
Lease liability - current	678	655
Accrued expenses and other current liabilities	8,029	11,184
Total current liabilities	13,723	15,717
Lease liability - non-current	1,472	1,839
Total non-current liabilities	1,472	1,839
Total liabilities	15,195	17,556
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, par value of $0.001 per share; 300,000,000 shares authorized at June 30, 2024 and December 31, 2023; 65,880,914 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	66	66
Additional paid-in capital	409,797	406,587
Accumulated deficit	(303,965)	(263,822)
Accumulated other comprehensive loss	(9,626)	(9,669)
Total stockholders’ equity	96,272	133,162
Total liabilities and stockholders’ equity	$111,467	$150,718

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$15,848	$16,504	$30,159	$28,404
General and administrative	5,685	5,348	11,571	11,372
Total operating expenses	21,533	21,852	41,730	39,776
Loss from operations	(21,533)	(21,852)	(41,730)	(39,776)
Other income (expense)
Currency exchange (loss) gain, net	(90)	10	(552)	268
Interest income	1,311	1,196	2,928	2,224
Total other income (expense), net	1,221	1,206	2,376	2,492
Loss before income tax expense	(20,312)	(20,646)	(39,354)	(37,284)
Income tax expense	374	532	789	938
Net loss	(20,686)	(21,178)	(40,143)	(38,222)
Net loss attributable to common shareholders	(20,686)	(21,178)	(40,143)	(38,222)
Net loss per common share, basic and diluted	$(0.31)	$(0.74)	$(0.61)	$(1.33)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	65,880,914	28,815,267	65,880,914	28,815,267
Other comprehensive loss
Net loss	$(20,686)	$(21,178)	$(40,143)	$(38,222)
Foreign currency translation	(151)	(141)	43	376
Total comprehensive loss	$(20,837)	$(21,319)	$(40,100)	$(37,846)

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2023	28,815,267	$29	$326,705	$(10,141)	$(177,739)	$138,854
Equity-based compensation	—	—	3,512	—	—	3,512
Foreign currency translation	—	—	—	376	—	376
Net loss	—	—	—	—	(38,222)	(38,222)
Balance, June 30, 2023	28,815,267	$29	$330,217	$(9,765)	$(215,961)	$104,520

Balance, January 1, 2024	65,880,914	$66	$406,587	$(9,669)	$(263,822)	$133,162
Equity-based compensation	—	—	3,210	—	—	3,210
Foreign currency translation	—	—	—	43	—	43
Net loss	—	—	—	—	(40,143)	(40,143)
Balance, June 30, 2024	65,880,914	$66	$409,797	$(9,626)	$(303,965)	$96,272

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(40,143)	$(38,222)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	127	102
Equity-based compensation	3,210	3,512
Amortization of right of use lease asset	298	259
Foreign currency loss (gain)	552	(268)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,843)	2,689
Other non-current assets	(787)	(806)
Accounts payable	1,139	460
Lease liability	(312)	(319)
Accrued expenses and other current liabilities	(3,155)	(359)
Net cash used in operating activities	(41,914)	(32,952)
Cash flows from investing activities
Purchase of property and equipment	(23)	(187)
Net cash used in investing activities	(23)	(187)
Cash flows from financing activities
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	(41,937)	(33,139)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(509)	644
Cash, cash equivalents and restricted cash, beginning of period	143,461	142,858
Cash, cash equivalents and restricted cash, end of period	$101,015	$110,363
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$100,747	$110,095
Restricted cash	268	268
Total cash, cash equivalents and restricted cash	$101,015	$110,363

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

IO Bio US, Inc., a wholly owned subsidiary of IO Biotech ApS, was incorporated in Delaware in May 2021. IO Biotech Limited, a wholly owned subsidiary of IO Biotech ApS, was incorporated in the UK in August 2021. In November 2021, the Company engaged in a series of transactions, referred to collectively as the Corporate Reorganization. As a result of the Corporate Reorganization, IO Biotech ApS became a wholly-owned subsidiary of IO Biotech, Inc. IO Biotech, Inc. is a holding company formed in October 2021, which, prior to our initial public offering (“IPO”), had nominal assets and no liabilities, contingencies, or commitments, and which has not conducted any operations prior to our IPO other than acquiring the entire issued and outstanding stock of IO Biotech ApS. The Company, IO Biotech ApS, and the holders of all of the issued and outstanding equity interests of IO Biotech ApS entered into a Share Contribution and Exchange Agreement, dated as of October 29, 2021, pursuant to which the Corporate Reorganization was effected.

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

August 2023 Private Placement

On August 9, 2023, the Company completed a private placement transaction (the “Private Placement”), pursuant to which we sold an aggregate of 37,065,647 shares of the Company’s common stock, par value $0.001 per share, and 37,065,647 warrants to purchase up to 37,065,647 shares of common stock (the “Warrants”) to certain institutional investors and existing shareholders (the “Purchasers”). Each Purchaser’s Warrant is exercisable for a number of shares of common stock equal to one hundred percent of the aggregate number of shares of common stock purchased by such Purchaser. The purchase price per share of common stock and Warrant was $2.025 (the “Purchase Price”). The Company received net proceeds from the Private Placement, after deducting $3.2 million in underwriting discounts and commissions and other offering costs, of $71.9 million. Refer to Note 10, "Stockholders' Equity" in the accompanying notes to our unaudited consolidated financial statements for the period ended June 30, 2024 for additional information on the Private Placement.

At-The-Market Equity Program

On February 15, 2023, we filed a new prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) with respect to the offer and sale of shares of our Common Stock, with an aggregate offering price of up to $19.5 million, establishing an at-the-market equity program. We also entered into a common stock sales agreement, dated February 15, 2023 (the “Sales Agreement”) by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75.0 million, through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have not issued any shares pursuant to our at-the-market equity program as of June 30, 2024.

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

As of June 30, 2024, we had an accumulated deficit of $304.0 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $40.1 million and $86.1 million for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $100.7 million as of June 30, 2024 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued. On this basis, the consolidated financial statements are prepared on a going concern basis of accounting. However, additional funding will be necessary to fund future discovery research, preclinical and clinical activities. We will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on acceptable terms, or at all, and we may not be able to enter into collaborations or other arrangements. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, even our ability to continue operations.

2. Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies disclosed in Note 2 to the Company’s annual financial statements for the years ended December 31, 2023 and 2022 included in its Annual Report on Form 10-K filed with the SEC.

Unaudited Financial Information

The accompanying unaudited interim consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the SEC. In the Company’s opinion, the information furnished herein reflects all adjustments, all of which are of a normal and recurring nature and necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2023.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 will require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state and foreign income taxes. ASU 2023-09 will also require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. ASU 2023-09 will be effective for us in the annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently assessing the impact adoption of ASU 2023-09 will have on our financial statements and disclosures.

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

3. Fair Value Measurements

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$76,066	$76,066	$—	$—
Total assets measured at fair value	$76,066	$76,066	$—	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$131,613	$131,613	$—	$—
Total assets measured at fair value	$131,613	$131,613	$—	$—

(1) Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

As of June 30, 2024 and December 31, 2023, the Company only held Level 1 financial instruments.

There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2024 and the year ended December 31, 2023.

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid contract research and development costs	$3,239	$—
Prepaid income taxes	1,211	829
Research and development tax credit receivable	791	814
Insurance	651	1,352
Value-added tax refund receivable	239	313
Other	774	754
Total prepaid expenses and other current assets	$6,905	$4,062

6. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Laboratory equipment	$829	$836
Office furniture	235	238
Computer hardware	128	103
Less: accumulated depreciation	(457)	(330)
Total property and equipment, net	$735	$847

For the three months ended June 30, 2024 and 2023, the Company recognized $0.1 million of depreciation expense, respectively, in the consolidated statements of operations. For the six months ended June 30, 2024 and 2023, the Company recognized $0.1 million of depreciation expense, respectively, in the consolidated statements of operations.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued contract research and development costs	$4,385	$6,153
Employee compensation costs	2,520	4,225
Professional fees	585	243
Other liabilities	539	563
Total accrued expenses and other current liabilities	$8,029	$11,184

8. Leases

As of June 30, 2024, the Company is party to five operating leases for laboratory and office space. The Company’s finance leases are immaterial both individually and in the aggregate. In the consolidated balance sheet as of June 30, 2024, the Company has a right-of-use lease asset (“ROU”) balance of $1.9 million and a current and non-current lease liability of $0.7 million and $1.5 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office and laboratory space leased in New York, New York, Rockville, Maryland and Copenhagen, Denmark.

The Company is party to an operating lease in Copenhagen, Denmark for office space that commenced in March 2021 with the initial term set to expire in January 2025. Base rent for this initial lease was $0.1 million annually. The Company amended its operating lease in Copenhagen, Denmark on September 1, 2022 with a new term set to expire in December 2027. The base rent for the amended lease is $0.2 million annually. The Company is also party to an operating lease in Copenhagen, Denmark for laboratory space that commenced in January 2023 with the term set to expire in December 2027. The base rent for the lease is $0.04 million annually. The Company is party to an operating lease in New York, New York for office space that commenced in October 2021 with the initial term set to expire in January 2027. Base rent for this lease is $0.2 million annually. The Company is party to an operating lease in Rockville, Maryland for office and laboratory space that commenced in December 2021 with the initial term set to expire in May 2027. Base rent for this lease is $0.3 million annually. The Company is party to an immaterial operating lease in Newport, United Kingdom that commenced in June 2023. Rent expense for the three months ended June 30, 2024 and 2023 was $0.2 million, respectively. Rent expense for each of the six months ended June 30, 2024 and 2023 was $0.4 million, respectively.

Quantitative information regarding the Company’s leases for the six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Six Months Ended	Six Months Ended
Lease Cost	June 30, 2024	June 30, 2023
Operating lease cost	$369	$351
Operating cash flows paid for amounts included in the measurement of lease liabilities	$385	$353
Operating lease liabilities arising from obtaining right-of-use assets	$—	$235
Remaining average lease term (years)	3.0	4.0
Weighted average discount rate	6.3%	6.3%

Future lease payments (undiscounted) under noncancelable leases are as follows at June 30, 2024 (in thousands):

Future Lease Payments	Amount
Remainder of 2024	$394
2025	785
2026	791
2027	395
2028	—
Thereafter	—
Total	$2,365

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

9. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the six months ended June 30, 2024 and the year ended December 31, 2023, and, to our knowledge, no material legal proceedings are currently pending or threatened.

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

Indemnification Agreements

We enter into certain types of contracts that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to procurement, service, consultancy or license agreements under which we may be required to indemnify vendors, service providers or licensees for certain claims, including claims that may be brought against them arising from our acts or omissions with respect to our products, technology, intellectual property or services. The Company, as permitted under Delaware law and in accordance with its amended and restated certificate of incorporation and amended and restated bylaws and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, in which the officer or director incurs losses or expenses because he or she is or was serving at the Company’s request in such capacity. At the 2023 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to, and the Company subsequently amended, its amended and restated certificate of incorporation to extend the indemnification of officers pursuant to recent amendments to the General Corporation Law of the State of Delaware.

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

10. Stockholders' Equity

Common and Preferred Stock

Upon the closing of our IPO in November 2021, we filed an amended and restated certificate of incorporation, which authorized us to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. The shares of preferred stock are currently undesignated. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Company's board of directors (“Board”). No dividends have been declared or paid by us through June 30, 2024.

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

The Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance using the Black-Scholes valuation model and allocated proceeds from the sale proportionately to the Common Stock and Warrants, of which $29.6 million was allocated to the Warrants and recorded as a component of additional paid-in-capital. As of June 30, 2024, the Company had 37,065,647 warrants issued and outstanding at an exercise price of $2.47 per share to purchase shares of the Company's common stock.

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

As of June 30, 2024 and December 31, 2023, the Company had 65,880,914 common shares outstanding, respectively.

11. Equity-Based Compensation

2021 Equity and Incentive Plan

In November 2021, our Board adopted, and our stockholders approved, the 2021 Equity and Incentive Plan (“2021 Equity Plan”), which became effective on November 4, 2021. The 2021 Equity Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan is equal to 2,496,934, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the first day of such fiscal year or (ii) such other amount determined by our Board. As of June 30, 2024, we had 397,992 shares available for future grant under the 2021 Equity Plan.

2021 Employee Stock Purchase Plan

In November 2021, our Board adopted and our stockholders approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective on November 4, 2021. The number of shares of our common stock reserved for issuance under the 2021 ESPP is equal to 257,272, subject to an annual increase, to be added on the first day of each fiscal year, beginning January 1, 2023, equal to the lesser of (1) 1% of the number of shares of common stock outstanding on the first day of such fiscal year; (2) 257,272 shares of our common stock; or (3) such other amount as determined by our Board. As of June 30, 2024, the Board had not yet approved any offerings under the 2021 ESPP.

2023 Inducement Award Plan

In September 2023, our Board adopted the 2023 Inducement Award Plan (“2023 Inducement Plan”), which became effective on September 28, 2023. The 2023 Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. The number of shares of our common stock reserved for issuance under the 2023 Inducement Plan is equal to 1,976,427. As of June 30, 2024, there were 1,666,427 shares available for future grant under the 2023 Inducement Plan.

The following table summarizes our stock options activity for the six months ended June 30, 2024:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2024	5,851,923	$7.20	8.4	$102
Granted	3,325,782	$1.60		$—
Cancelled or forfeited	(185,070)	$3.97		$—
Outstanding, June 30, 2024	8,992,635	$5.19	8.6	$18
Exercisable, June 30, 2024	3,084,266	$8.79	7.6	$2

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

As of June 30, 2024, there was $11.7 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 3.0 years.

The fair values of the stock options granted during the period ended June 30, 2024 were estimated based on the Black-Scholes model, using the following assumptions:

Six Months Ended
June 30, 2024
Expected volatility	87.0% - 89.2%
Risk-free interest rate	4.0% - 4.7%
Expected term (in years)	5.5 - 6.1
Expected dividend yield	0%

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$677	$886	$1,290	$1,590
General and administrative	965	738	1,920	1,922
Total equity-based compensation	$1,642	$1,624	$3,210	$3,512

We did not recognize any tax benefits for stock-based compensation during the three and six months ended June 30, 2024 and 2023.

12. Income Taxes

We are subject to taxes for earnings generated in multiple jurisdictions, both inside and outside of the United States and our tax expense is primarily affected by unrecognized tax benefits in Denmark due to the full valuation allowance. We recorded expense for income taxes of $0.4 million and $0.5 million during the three months ended June 30, 2024 and 2023, respectively. We recorded expense for income taxes of $0.8 million and $0.9 million during the six months ended June 30, 2024 and 2023, respectively. We continue to maintain a full valuation allowance against all of our deferred tax assets in IO Biotech ApS, IO Bio US, Inc., a wholly-owned subsidiary of IO Biotech ApS that was incorporated in Delaware in May 2021, and IO Biotech, Inc.

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

13. Net Loss Per Share

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(20,686)	$(21,178)	$(40,143)	$(38,222)
Net loss attributable to common shareholders	$(20,686)	$(21,178)	$(40,143)	$(38,222)
Net loss per common share, basic and diluted	$(0.31)	$(0.74)	$(0.61)	$(1.33)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	65,880,914	28,815,267	65,880,914	28,815,267

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options to purchase common stock	8,992,635	5,470,269	8,992,635	5,470,269
Warrants issued in Private Placement	37,065,647	—	37,065,647	—

14. Subsequent Events

We have evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 5, 2024 and Part II, Item 1A. "Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2024 filed with the SEC on May 14, 2024, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in our Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing novel, immune-modulating therapeutic cancer vaccines based on our T-win® platform. Our T-win product candidates are designed to kill both tumor cells and immune-suppressive cells in the tumor microenvironment (“TME”) by stimulating the activation and expansion of T cells against target positive cells, which results in the modulation of the TME, creating a more pro-inflammatory environment, and the potentiation of anti-tumor activity by unleashing the tumor killing by effector T cells. We believe this could represent a paradigm shift in the management of cancer and that our product candidates have the potential to advance the oncology treatment paradigm, amplifying treatment effects across the spectrum of melanoma and other tumor types.

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

We enrolled the first patient in a potentially registrational Phase 3 trial for IO102-IO103 in combination with pembrolizumab as a potential first-line treatment in advanced melanoma, the IOB-013/KN-D18 trial, in May of 2022. We reached randomization of 225 patients in June 2023. On June 14, 2023, we announced that we amended the protocol and increased the target number of patients to be enrolled in the Phase 3 trial from an original 300 patients to a revised 380 patients to potentially accelerate the timeline to reach the primary endpoint of PFS. The PFS analysis is event-driven and will be conducted when 226 events (progression or death) in the trial have occurred in the study. The primary endpoint of PFS is powered at 89% to detect a hazard ratio of 0.65. We completed target enrollment (380 patients) in the trial in November 2023, ahead of plan, with nearly half the patients enrolled during final 6 months of enrollment. We included all patients who met the study criteria and who were in screening when the target enrollment was achieved, resulting in a total of 407 patients being enrolled in our IOB-013/KN-D18 trial.

We expect the outcome of the PFS analysis in the first half of 2025 based on the actual aggregate PFS events observed (blinded to events per arm) to date. If the data are supportive based on the primary endpoint of PFS, we plan to submit marketing applications in a number of countries, including the U.S. and European Union.

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

* In combination with pembrolizumab

NSCLC = non-small cell lung cancer, SCCHN = squamous cell carcinoma of the head and neck

Our lead product candidate, IO102-IO103, combines our two fully owned, novel immune-modulating vaccines, IO102 and IO103, which are designed to target IDO+ and PD-L1+ cells, respectively. IDO and PD-L1 are often dysregulated and over-expressed in a wide range of solid tumors, and result in the inhibition of the body’s natural pro-inflammatory anti-tumor response within the TME. IO102-IO103 is designed to employ our novel dual mechanism of action approach. This is in contrast to previous approaches which have sought to block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed by tumor cells. By combining IO102 and IO103 in a single treatment regimen, we also aim to provide a synergistic therapeutic effect on tumors.

On December 14, 2020, the FDA granted us BTD for the IO102-IO103 cancer vaccine in combination with pembrolizumab for the treatment of patients with unresectable or metastatic melanoma based on data from the Phase 1/2 clinical trial, MM1636. A BTD enables us to solicit more frequent and intensive guidance from the FDA as to how to conduct an efficient development program for IO102-IO103. The MM1636 trial was an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma receiving IO102-IO103 and nivolumab, an anti-PD-1 monoclonal antibody. As of the January 5, 2023 data cut as published in the May 2023 Journal for ImmunoTherapy of Cancer, 30 PD-1 naïve patients were enrolled with a minimum follow-up time of 45.3 months. Median OS was not reached, median PFS was 25.5 months, and 50% of patients (15/30) achieved a CR, or complete disappearance of their tumors, and we observed a confirmed ORR of 73% as per RECIST 1.1. Patients who were anti-PD-1 antibody therapy resistant and enrolled in cohort B in this study had no response to therapy, which we believe shows that our vaccine works best in front-line metastatic melanoma patients, as we expected in this setting. Overall safety and tolerability of the combination was favorable, with no significant added systemic toxicity from what has been reported with nivolumab alone. While a total of five patients (17%) experienced a treatment-related high-grade adverse event (grade 3-5), and 17% discontinued treatment with both nivolumab and IO102-IO103, data from this trial suggests a manageable tolerability profile for patients. In addition, we have observed treatment-induced infiltration of CD3+/CD8+ T cells into the tumor site in responding patients and detected IO102 and/or IO103-specific T cells in tumors after treatment in correlative biomarker data where this was analyzed.

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

We are also investigating IO102-IO103 in several other solid tumor indications. We are conducting a Phase 2 basket trial, the IOB-022/KN-D38 trial, which is investigating multiple first-line solid tumor indications in treatment naïve patients for metastatic disease. This basket trial is designed to investigate the safety and efficacy of IO102-IO103 in combination with pembrolizumab in patients with metastatic non-small cell lung cancer (“NSCLC”), adenocarcinoma histology, with PD-L1 TPS ≥ 50% (cohort A), and recurrent and/or metastatic squamous cell carcinoma of the head and neck (“SCCHN”) with CPS ≥ 20 (cohort B). We initiated the IOB-022/KN-D38 trial in April 2022 and completed enrollment as of June 30, 2024 with 37 patients enrolled in cohort A (31 evaluable) and 21 patients enrolled in cohort B (18 evaluable). As presented at the European Society for Medical Oncology (ESMO) conference held in October 2023, preliminary results from the IOB-022/KN-D38 Phase 1/2 study of IO102-IO103 in combination with pembrolizumab in metastatic NSCLC or recurrent and/or metastatic SCCHN were encouraging. Data from the SCCHN cohort has been accepted for poster presentation at the ESMO congress to be presented on September 14, 2024 in Barcelona. The safety profile observed to date in this study is consistent with prior clinical experience with IO102-IO103.

In addition to first-line cancer indications, we have initiated a basket trial to investigate IO102-IO103 in combination with pembrolizumab in a perioperative setting, used before and after surgery as a neo-adjuvant/adjuvant therapy. In April 2023, the FDA cleared the Company’s Investigational New Drug (“IND”) application for the evaluation of IO102-IO103 in combination with pembrolizumab, given before (neo-adjuvant) and after (adjuvant) surgery in patients with resectable melanoma and SCCHN, the IOB-032/PN-E40 trial. The trial is a Phase 2, open-label, multi-cohort trial evaluating neo-adjuvant and adjuvant treatment with IO102-IO103 in combination with pembrolizumab in patients with resectable melanoma (cohorts A and C) or SCCHN (cohort B). Cohorts A and B are single-arm, whereas in cohort C ≥60 stage III melanoma, patients will be randomized 1:1 to neo-adjuvant treatment with either combination IO102-IO103/pembrolizumab or pembrolizumab alone. In the neo-adjuvant period, for all cohorts, treatment is every 3 weeks (Q3W) for 3 cycles (melanoma) or 2-3 cycles (SCCHN). Surgery will be performed between 1 and 3 weeks after the last neoadjuvant dose. After recovery from surgery and any risk based postoperative standard of care, all disease-free patients in all 3 cohorts will receive post surgery treatment with IO102 IO103 and pembrolizumab or pembrolizumab alone Q3W for a maximum of 15 cycles. Cohort C patients with poor pathological response to pembrolizumab alone in the neo-adjuvant phase (>10% residual viable tumor) may cross over to combination treatment post-surgery. The primary endpoint is major pathological response at surgery (≤10% residual viable tumor; central assessment). Safety, event-free survival (“EFS”) and disease-free survival are secondary endpoints. For translational research purposes, paired pre- and post-treatment tumor tissue and blood samples will be collected. The study has completed enrollment of all 15 patients in cohort A and is actively enrolling patients in cohort B and in cohort C in the IOB-032/PN-E40 trial.

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

IO112 is our fully owned, novel product candidate containing a single Arginase 1-derived peptide designed to engage and activate Arginase 1-specific human T cells. IO112 is designed to target T cells that recognize epitopes derived from Arginase 1, which is an immunoregulatory enzyme highly expressed in difficult-to-treat tumors associated with high levels of myeloid-derived suppressor cells in various tumors. Arginase overexpression is a well-documented tumor escape mechanism. A peptide vaccine targeting Arginase 1 was tested in a single arm first-in-human Phase 1 trial in patients with solid tumors at the University Hospital of Herlev, Copenhagen. There were no significant safety concerns and no reported vaccine related Grade 3-4 events. 9 out of 10 patients had measurable peptide specific immune responses in peripheral blood. We plan to continue IND-enabling activities for IO112 in 2024 and expect to submit an IND in 2025.

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

We believe that targeting TGFβ1 expressing cells in the TME via a vaccine approach presents a novel and attractive way to modulate the pathway and drive therapeutic benefit in the cancer setting. We are developing and characterizing TGFβ1-selective peptide vaccines capable of inducing strong immune responses. Preliminary evidence in mouse models showed that treatment with a TGFβ1 vaccine drives T cell infiltration in the TME and might promote in vivo targeted cell killing. We are currently conducting further experimental work to elucidate the cellular and molecular mechanisms of a TGFβ1 vaccine to support further development of a TGFβ1 vaccine (IO170) to modulate the TME for therapeutic benefit in a wide range of cancer indications. We are continuing preclinical studies for IO170 in 2024.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily by aggregate net proceeds of $360.6 million from the issuance of convertible preference shares, convertible notes, ordinary shares, our IPO and our Private Placement. On August 9, 2023, we completed the Private Placement, pursuant to which we raised $71.9 million in net proceeds after deducting offering expenses of $3.2 million. Since inception, we have had significant operating losses. Our net loss was $40.1 million for the six months ended June 30, 2024, and $86.1 million and $71.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of June 30, 2024, we had an accumulated deficit of $304.0 million and $100.7 million in cash and cash equivalents.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $100.7 million as of June 30, 2024, will be sufficient to continue funding our development activities into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement, cannot be assured and which we may not be able to pursue successfully again in the future.

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

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. We generally have not tracked our research and development expenses on a program-by-program basis. Substantially all of our direct research and development expenses in the years ended December 31, 2023 and 2022 and in the six months ended June 30, 2024 were on IO102-IO103 and consisted primarily of external costs, such as consultants, third-party contract organizations that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials.

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
•
successful enrollment and completion of our Phase 3 clinical trial for IO102-IO103, Phase 2 basket trials, and any future clinical trials for our existing or future product candidates;
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
•
Interest income: For the three and six months ended June 30, 2024 and 2023, we recognized interest income on account balances invested in money market funds and on account balances with banks.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following sets forth our results of operations:

	For the Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$15,848	$16,504	$(656)	(4.0)%
General and administrative	5,685	5,348	337	6.3%
Total operating expenses	21,533	21,852	(319)	(1.5)%
Loss from operations	(21,533)	(21,852)	319	(1.5)%
Other income	1,221	1,206	15	1.2%
Loss before income tax expense	(20,312)	(20,646)	334	(1.6)%
Income tax expense	374	532	(158)	(29.7)%
Net loss	$(20,686)	$(21,178)	$492	(2.3)%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$6,932	$7,283	$(351)	(4.8)%
Chemistry, manufacturing and control	2,994	4,933	(1,939)	(39.3)%
Personnel	5,123	3,804	1,319	34.7%
Consultants and other costs	799	484	315	65.1%
Total research and development expenses	$15,848	$16,504	$(656)	(4.0)%

Research and development expenses were $15.8 million for the three months ended June 30, 2024, compared to $16.5 million for the three months ended June 30, 2023. The decrease of $0.7 million was primarily related to a decrease in costs for chemistry, manufacturing and control activities of $1.9 related to manufacturing activities of our IO102-IO103 product candidate that were offset by an increase in personnel costs of $1.3 million primarily related to an increase in personnel compensation related costs.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Personnel	$2,899	$2,196	$703	32.0%
Professional services	975	948	27	2.8%
Consultants and other costs	1,811	2,204	(393)	(17.8)%
Total general and administrative expenses	$5,685	$5,348	$337	6.3%

General and administrative expenses were $5.7 million for the three months ended June 30, 2024, compared to $5.3 million for the three months ended June 30, 2023. The increase of $0.3 million was primarily related to an increase in personnel costs of $0.7 million primarily related to an increase in headcount and personnel compensation related costs that were offset by a decrease in consultants and other costs of $0.4 million primarily related to a decrease in consultant spend due to the increase in headcount.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	For the Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Currency exchange (loss) gain, net	$(90)	$10	$(100)	(1000.0)%
Interest income	1,311	1,196	115	9.6%
Other income (expense), net	$1,221	$1,206	$15	1.2%

Other income (expense), net was $1.2 million for each of the three months ended June 30, 2024 and 2023. The increase of $0.1 million of interest income recognized on our money market fund was offset by a decrease of $0.1 million in currency exchange loss.

Comparison of the six months ended June 30, 2024 and 2023

The following sets forth our results of operations:

	For the Six Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$30,159	$28,404	$1,755	6.2%
General and administrative	11,571	11,372	199	1.7%
Total operating expenses	41,730	39,776	1,954	4.9%
Loss from operations	(41,730)	(39,776)	(1,954)	4.9%
Other income (expense)	2,376	2,492	(116)	(4.7)%
Loss before income tax expense	(39,354)	(37,284)	(2,070)	5.6%
Income tax expense	789	938	(149)	(15.9)%
Net loss	$(40,143)	$(38,222)	$(1,921)	5.0%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Six Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Preclinical studies and clinical trial-related activities	$14,417	$12,629	$1,788	14.2%
Chemistry, manufacturing and control	5,161	7,751	(2,590)	(33.4)%
Personnel	9,917	7,595	2,322	30.6%
Consultants and other costs	664	429	235	54.8%
Total research and development expenses	$30,159	$28,404	$1,755	6.2%

Research and development expenses were $30.2 million for the six months ended June 30, 2024, compared to $28.4 million for the six months ended June 30, 2023. The increase of $1.8 million was primarily related to an increase in preclinical studies and clinical trial-related activities for our IO102-IO103 therapeutic vaccine candidate, including the continued execution of our Phase 3 clinical trial of $1.8 million and an increase in personnel costs of $2.3 million primarily related to an increase in personnel compensation related costs that were offset by a decrease in costs for chemistry, manufacturing and control activities of $2.6 million related to manufacturing activities of our IO102-IO103 product candidate.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Six Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Personnel	$5,693	$4,851	$842	17.4%
Professional services	2,048	2,457	(409)	(16.6)%
Consultants and other costs	3,830	4,064	(234)	(5.8)%
Total general and administrative expenses	$11,571	$11,372	$199	1.7%

General and administrative expenses were $11.6 million for the six months ended June 30, 2024, compared to $11.4 million for the six months ended June 30, 2023. The increase of $0.2 million was primarily related to an increase in personnel costs of $0.8 million primarily related to an increase in personnel compensation related costs that were offset by a decrease in professional services of $0.4 million and a decrease in consultants and other costs of $0.2 million primarily related to a decrease in professional service and consultant spend.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	For the Six Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Currency exchange (loss) gain, net	$(552)	$268	$(820)	(306.0)%
Interest income	2,928	2,224	704	31.7%
Other income (expense), net	$2,376	$2,492	$(116)	(4.7)%

Other income (expense), net was $2.4 million for the six months ended June 30, 2024, compared to $2.5 million for the six months ended June 30, 2023. The decrease of $0.1 million was primarily due to currency exchange loss of $0.8 million that was offset by an increase in interest income of $0.7 million recognized on our money market fund.

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

In addition, on February 15, 2023, we filed a new prospectus supplement with the SEC with respect to the offer and sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $19.5 million, establishing an at-the-market equity program. On February 15, 2023, we also entered into a Sales Agreement by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75.0 million through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have not issued any shares pursuant to our at-the-market equity program as of June 30, 2024.

We currently expect that our cash and cash equivalents of $100.7 million as of June 30, 2024, will be sufficient to fund our operating expenses and capital requirements into the fourth quarter of 2025. However, additional funding will be necessary to fund our future clinical and preclinical activities. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(41,914)	$(32,952)
Net cash used in investing activities	(23)	(187)
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	$(41,937)	$(33,139)

Net Cash Used in Operating Activities

Cash used in operating activities of $41.9 million for the six months ended June 30, 2024 was primarily attributable to our net loss of $40.1 million and a net decrease of $6.0 million in our working capital accounts, partially offset by an increase in non-cash items of $4.2 million primarily due to equity-based compensation.

Cash used in operating activities of $33.0 million for the six months ended June 30, 2023 was primarily attributable to our net loss of $38.2 million, partially offset by a decrease of $1.7 million in our working capital accounts and an increase in non-cash items of $3.6 million primarily due to share-based compensation.

Net Cash Used in Investing Activities

Cash used in investing activities of $0.02 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively, was related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

We had no cash provided by financing activities for the six months ended June 30, 2024 and 2023.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $100.7 million as of June 30, 2024, will be sufficient to continue funding our development activities into the fourth quarter of 2025. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement, cannot be assured and which we may not be able to pursue successfully again in the future. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, potentially including collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs.

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
•
the enrollment and completion of our Phase 3 clinical trial for IO102-IO103, Phase 2 basket trials, and any clinical trials for our existing or future product candidates;
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

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations in conducting research and development activities. We evaluate the probability associated with each source and use of cash resources in making our going concern determination. The research and development of pharmaceutical products is inherently subject to uncertainty. We currently expect that our cash and cash equivalents of $100.7 million as of June 30, 2024 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the consolidated financial statements are issued.

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

Equity-based Compensation

We issued stock-based compensation awards through the granting of warrants and stock options, which generally vest over a four-year period. We issued 2,171,841 stock options with a weighted average exercise price of $2.02 to certain employees, board members and advisors during the year ended December 31, 2023. In July 2023, we issued 348,153 stock options with a weighted average exercise price of $1.86 as separate inducement grants distinct from the 2023 Inducement Award Plan. We also issued 3,015,782 stock options with a weighted average exercise price of $1.61 under our 2021 Equity Plan during the six months ended June 30, 2024. We issued 310,000 stock options with a weighted average exercise price of $1.58 from the 2023 Inducement Award Plan during the six months ended June 30, 2024.

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

We elected to claim a research and development tax credit on the federal income tax return filed for the year ended December 31, 2022 and plan to continue to make this election on the federal income tax return filed for the year ended December 31, 2023 and 2024 based on law currently enacted. We will continue to monitor impacts of proposed or enacted law changes on the cost to benefit of making this election. The Company included $0.4 million and $1.0 million in research and development tax credits in the U.S. provision for income taxes for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.

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

Recently Adopted Significant Accounting Policies

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the six months ended June 30, 2024 and 2023 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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
•
The proposals to revise the European Union (“EU”) legislation on pharmaceutical products could lead to uncertainties over the regulatory framework that will be applicable to medicinal products in the EU, including orphan and pediatric medicinal products.
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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research, preclinical studies and clinical trials for our product candidates, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. IO102-IO103 is in clinical development and IO112 is in preclinical development, and none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. Our net loss was $40.1 million for the six months ended June 30, 2024, and $86.1 million and $71.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of June 30, 2024, we had $100.7 million in cash and cash equivalents. Based upon our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. However, our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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
•
submission of INDs and clinical trial applications (“CTAs”) for and receipt of allowance to proceed with our planned clinical trials or other future clinical trials;
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

In addition, the clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be less predictable, more expensive and longer than for other, better known or extensively studied pharmaceutical or other product candidates.

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

The time required to obtain approval or other marketing authorizations by the FDA, European Commission (based on recommendation from the EMA), and comparable foreign regulatory authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market it in the EU until we receive a marketing authorization (“MA”) from the European Commission (based on recommendation from the EMA), or in the UK until we receive regulatory approval from the Medicines and Healthcare Products Regulatory Agency or other required regulatory approval in other countries. To date, we have had only limited discussions with the FDA and EMA regarding clinical development programs or regulatory approval for any product candidate within the United States and EU, respectively. In addition, we have had no discussions with other comparable foreign authorities regarding clinical development programs or regulatory approval for any product candidate outside of those jurisdictions.

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

In the EU, the EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety, and efficacy of advanced therapy medicinal products (“ATMPs”). ATMPs include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to EMA’s Committee for Medicinal Products for Human Use for final adoption. In the EU, the development and evaluation of ATMPs follow relevant EU guidelines. European Commission or EMA may issue new guidelines concerning the development and marketing authorization for ATMPs and require that we comply with these new guidelines.

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

In addition, the FDA, European Commission (based on recommendations from the EMA), or other comparable foreign regulatory authorities and regulatory review committees described above may change their policies, issue additional regulations or revise existing regulations, or take other actions, including as a result of judicial challenges to regulatory policy, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

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

If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA, European Commission (based on recommendation from the EMA), an institutional review board or ethics committee , which are local institutional boards or committees, as applicable, that review, approve and oversee basic and clinical research conducted as the institution participating in the clinical trial, or comparable foreign regulatory authorities, may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the product candidate.

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

Although we believe that the patient population in the Phase 1/2 trial with IO102-IO103 in combination with an anti-PD-1 monoclonal antibody in 30 metastatic melanoma patients is representative of the population for which we intend to label our IO102-103 product candidate in the United States, the trial was conducted in Europe, our ongoing IOB-013/KN-D18 and IOB-022 trials include sites outside of the United States, and we may conduct additional trials in the future outside of the United States, Europe and the United Kingdom. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA may be subject to certain conditions or may not be accepted at all. Similarly, the European Commission (based on recommendation from the EMA), and other equivalent foreign regulatory authorities may not accept data from trials conducted outside their jurisdiction. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice; and (2) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (“GCP”) regulations; and (3) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the product candidate in the United States. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements for clinical trials. In addition, such trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, European Commission (based on recommendation from the EMA), or any comparable foreign regulatory authority will accept data from trials conducted outside of the applicable jurisdiction. If the FDA, European Commission (based on recommendation from the EMA), or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Breakthrough therapy designation by the FDA for any product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that the product candidate will receive marketing approval.

IO102-IO103 combined with pembrolizumab an anti-PD-1 monoclonal antibody, in first line metastatic melanoma patients has been granted BTD from the FDA. We may also, in the future, apply for BTD, or the equivalent thereof in foreign jurisdictions (where available), for our product candidates or programs. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.

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

If the FDA, the European Commission (based on recommendation from the EMA), or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, storage, advertising, promotion, import, export, recordkeeping, monitoring, and reporting for our product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with current Good Manufacturing Practice requirements (“cGMPs”) and GCP requirements for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product.

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

In the EU, the European Commission (based on recommendation from the EMA) will require an equivalent risk management plan. The FDA’s, European Commission’s, EMA’s, and other comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We anticipate that our current product candidates and any future product candidates will be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.

Our T-win® platform targets both immune suppressive host and tumor cells in the TME initiating a dynamic process of activating the host immune system, which response can be further exploited by concurrent or subsequent therapies as checkpoint inhibitors such as the dominant PD-1 monoclonal antibodies, pembrolizumab and nivolumab. Accordingly, it is expected that our product candidates, if approved, would be used in combination with third-party drugs or biologics. For example, IO102-IO103 in combination with an anti-PD-1 monoclonal antibody was investigated in a Phase 1/2 trial in 30 metastatic melanoma patients at Herlev University Hospital of Copenhagen, and we are conducting a Phase 3 clinical trial, the IOB-013/KN-D18 trial, combining IO102-IO103 with pembrolizumab in first line advanced melanoma patients. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with pembrolizumab, nivolumab, or any other checkpoint inhibitor immunotherapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, the Centers for Medicare & Medicaid Services, the federal agency responsible for administering the Medicare program, revises the reimbursement amounts paid to health care providers, including the Medicare Physician Fee Schedule and Hospital Outpatient Prospective Payment System, which may result in reduced Medicare payments.

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

In the United States, engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, and agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These False Claims Act (“FCA”) lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements pertaining to certain sales practices and promoting off-label uses. In addition, FCA lawsuits may expose manufacturers to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our current and future preclinical studies and clinical trials. CROs that manage our preclinical studies and clinical trials as well as clinical investigators, including in investigator-initiated clinical trials, and consultants play a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with Good Laboratory Practice (“GLP”) and GCP requirements, which are regulations and guidelines enforced by the FDA, the EMA, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites, including clinical trial sites in investigator-initiated clinical trials, fail to comply with applicable GLP or GCP requirements, the data generated in our preclinical studies and clinical trials may be deemed unreliable, and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional preclinical or clinical trials before approving our marketing applications. Further, requirements regarding clinical trial data may evolve. In June 2023, the FDA published a draft guidance, “E6(R3) Good Clinical Practice (GCP),” which seeks to unify standards for clinical trial data for ICH member countries and regions. Changes to data requirements may cause the FDA or other foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and may require further studies. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Any disruption, such as a fire, natural hazards or vandalism at our CMOs, could significantly interrupt our manufacturing capability. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months of manufacturing delays as we build facilities or locate alternative suppliers and seek and obtain necessary regulatory approvals. If this occurs, we may be unable to satisfy manufacturing needs on a timely basis, if at all. If changes to CMOs occur, then there also may be changes to manufacturing processes inherent in the setup of new operations for our product candidates and any products that may obtain approval in the future. Any such changes could require the conduct of bridging studies before we can use any materials produced at new facilities or under new processes in clinical trials or, for any products reaching approval, in our commercial supply. Further, business interruption insurance may not adequately compensate us for any losses that may occur and, in that case, we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event of any CMOs could have drastic consequences, including placing our financial stability at risk.

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

As of June 30, 2024 we had 74 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, compliance, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Specifically, there are many companies that have commercialized or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies such as Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company (“BMS”), Merck, Novartis AG, Pfizer Inc. (“Pfizer”), Moderna, Inc. (“Moderna”), Regeneron Pharmaceuticals, Inc. (“Regeneron”), and F. Hoffman-La Roche AG (“Roche”), and Roche's subsidiary Genentech, Inc.

In melanoma specifically, the dominant market players are nivolumab, marketed by BMS and Ono Pharmaceutical Co., Ltd. (“Ono”), combination of nivolumab & ipilimumab, marketed by BMS and Ono, combination of nivolumab and relatlimab (LAG-3 blocking antibody) marketed by BMS and pembrolizumab, marketed by Merck. We are also aware of several companies testing their compounds in combination with nivolumab or pembrolizumab. In mid stage development there is Moderna and Merck with an investigational personalized mRNA cancer vaccine, in combination with pembrolizumab and Regeneron testing their fianlimab anti-LAG3 in combination cemiplimab Anti-PD-1 in first line melanoma. In earlier stage development there are also BioNTech with NEO-PV-01 and Karyopharm with selinexor.

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

We have material gross deferred tax assets relating to IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively. Our anticipated activities are also expected to result in future significant net operating losses in Denmark resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The Company has provided a full valuation allowance on our net deferred tax assets in IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively, as of June 30, 2024. Based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Denmark and the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

In addition, our ability to utilize any future net operating losses may be limited by Pub. L. 115-97, enacted in 2017 and commonly known as the Tax Cuts and Jobs Act of 2017 (“TCJA”). Under the TCJA, the amount of our net operating losses that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself, while allowing unused net operating losses to be carried forward indefinitely.

For these reasons, a material devaluation in our deferred tax assets due to insufficient taxable income, lower corporate income tax rates or ownership change would have an adverse effect on our results of operations and financial condition.

We may be subject to current taxation on some of the income of our foreign subsidiaries even absent any cash distributions.

Because we hold directly or indirectly all of the shares of our foreign subsidiaries, including IO Biotech ApS, such subsidiaries are treated as controlled foreign corporations (“CFC”) for U.S. federal income tax purposes. For U.S. federal income tax purposes, IO Biotech, Inc. will therefore need to include in its taxable income each year its “global intangible low-taxed income” and IO Biotech ApS’s “subpart F income,” if any, even if no distributions are made.

Our foreign subsidiaries may directly become subject to U.S. federal income tax and be subject to a branch profits tax in the United States, which could reduce our after-tax returns and the value of our shares.

We currently intend to conduct substantially all of our businesses and operations in a manner such that our foreign subsidiaries will not be treated as engaged in a trade or business in the United States and will not be subject to additional U.S. income tax or branch profits tax. However, it is not entirely clear when a foreign subsidiary is treated as being engaged in a trade or business in the United States for U.S. federal income tax purposes. Accordingly, we cannot assure you that the Internal Revenue Service (“IRS”) will not contend, perhaps successfully, that our foreign subsidiaries were engaged in a trade or business in the United States or are subject to more U.S. income tax than they currently incur. A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax on its income that is treated as effectively connected with the conduct of that trade or business, as well as to branch profits tax on its “dividend equivalent amount,” unless the corporation is entitled to relief under an applicable tax treaty, which is determined on an annual basis.

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

The EU Pharma Law Review initiated by the European Commission on April 6, 2023 could have a significant impact on the regulatory data protection (“RDP”) available for innovative medicinal products in the EU. If adopted as proposed by the European Commission, the EU Pharma Law Proposal would reduce the current baseline for data exclusivity from eight to six years, extendable under certain conditions. Such RDP reduction could lead to faster access to the EU market for generics and biosimilars.

The EU Pharma Law Proposal also proposes changes the current orphan market exclusivity approach. If adopted as proposed by the European Commission, the EU Pharma Law Proposal would in most cases reduce the duration of orphan market exclusivity.

We are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business and personal information in connection with the conduct of our clinical trials and related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, including with respect to regulatory enforcement and private litigation, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission (“FTC”) Act), that govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that may be subject to privacy and security requirements under HIPAA, as amended by HITECH and regulations promulgated thereunder. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose, or are subject to an actual or alleged data breach regarding, individually identifiable health information in a manner that is not authorized or permitted by HIPAA. In 2023, the SEC finalized rules requiring enhanced disclosures regarding cybersecurity risk management, strategy, and governance, as well as the timely reporting of material cybersecurity incidents. These rules mandate disclosures about our processes for identifying, assessing, and managing cybersecurity risks, the role of management and the board of directors in overseeing these risks, and specific incidents that materially affect us.

In the EEA, we are subject to the EU GDPR, which took effect in May 2018. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), including clinical trial data, and grants individuals various data protection rights (e.g., the right to erasure of personal data). The EU GDPR imposes a number of obligations on companies, including inter alia: (1) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (2) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (3) obligations to implement appropriate technical and organizational measures to safeguard personal data and to report certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible); and (4) additional, more onerous requirements around the processing of special categories of personal data (including health data and genetic data). In addition, the EU GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. In July 2020, the Court of Justice of the EU (“CJEU”) in the Schrems II decision limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (“SCCs”), including a requirement for companies to carry out a transfer impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission subsequently issued new SCCs in June 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board and which are in turn relatively more onerous. At present, there are few, if any, viable alternatives to the SCCs. However, on October 7, 2022, the Biden administration introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework which will act as a successor to the invalidated EU-US Privacy Shield. On December 13, 2022, the European Commission also published its draft adequacy decision to reflect its view that the new Executive Order and Trans-Atlantic Data Privacy Framework, is able to meet the concerns raised in Schrems II. If the draft adequacy decision is approved and implemented, the agreement will facilitate the transatlantic flow of personal data and provide additional safeguards to data transfer mechanisms (including SCCs and Binding Corporate Rules) for companies transferring personal data from the EU to the US. However, before parties rely on the new framework, there are still legislative and regulatory steps that must be undertaken both in the US and in the EU. The EU GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of consolidated annual worldwide gross revenue), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR. The EU GDPR increases our responsibility and liability in relation to personal data that we process, and additional mechanisms put in place to address compliance with the EU GDPR must be kept under review as the legislative and regulatory landscape for data protection in the EU continues to evolve.

Relatedly, following Brexit, the EU GDPR has been implemented in the United Kingdom (as the “UK GDPR”). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but that process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. The UK Government has published its own form of SCCs, known as the International Data Transfer Agreement and International Data Transfer Addendum to the EU SCCs. The UK Information Commissioner’s Office has also published its own version of the transfer impact assessment and recently revised guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. In terms of international data transfers between the UK and US, it is understood that the UK and the US are also negotiating an adequacy agreement.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to devote additional resources to and put in place additional mechanisms ensuring compliance with the new data protection and disclosure rules. Despite our efforts to comply with these laws and regulations, the inherent complexity of data security and cyber threats, and the newness of some of these requirements, such as the SEC’s cybersecurity disclosure requirements, present a risk of non-compliance or insufficient disclosure, which could invite regulatory scrutiny and affect our operational and financial performance. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020, became enforceable by the California Attorney General on July 1, 2020, and was the first comprehensive state privacy law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (the “CPRA”), which further amended the CCPA, went into effect on January 1, 2023. The CCPA, as amended by the CPRA, imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Although the CCPA currently exempts certain health-related information, including clinical trial data, the CCPA (as amended by the CPRA) may increase our compliance costs and potential liability. Similar laws have been adopted in other states or proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. While these proposals and new laws generally include exemptions for HIPAA-covered and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business. Additionally, newly introduced state laws related to health privacy may result in additional compliance costs. For example, the state of Washington recently passed the “My Health My Data” Act, which will regulate “consumer health data,” defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data” Act provides exemptions for personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. Additionally, Nevada recently enacted a consumer health data privacy bill, and other states could adopt health-specific privacy laws that could impact our business.

The FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information. For instance, the FTC has promulgated standards for fair information practices, which concern consumer notice, choice, security and access, and also require notice of certain health information breaches outside the HIPAA context. Privacy laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. Violating individuals’ privacy rights, publishing false or misleading information about security practices, or failing to take appropriate steps to keep individuals’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. Additionally, the FTC published an advance notice of proposed rulemaking on commercial surveillance and data security in 2022 and may implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive in the coming years. Federal regulators, state attorneys general and plaintiffs’ attorneys have been and will likely continue to be active in this space, and if we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

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

Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. However, we cannot be certain that the claims in our pending patent applications directed to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office (“USPTO”) or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. For example, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, inventorship, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending patent applications may be challenged in patent offices in the United States and abroad. The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity or enforceability. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our pending patent applications may be subject to third-party pre-issuance submissions of prior art to the USPTO or our issued patents may be subject to post-grant review proceedings, oppositions, derivations, reexaminations, interference or inter partes review proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any failure to obtain or maintain patent protection with respect to our product candidates or their uses could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may choose to challenge the enforceability or validity of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office (“EPO”), or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Further, because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, as amended (the “Hatch-Waxman Act”), which permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. In Europe, our product candidates may be eligible for term extensions based on similar legislation. In either jurisdiction, however, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Even if we are granted such extension, the duration of such extension may be less than our request. If we are unable to obtain a patent term extension, or if the term of any such extension is less than our request, the period during which we can enforce our patent rights for that product will be in effect shortened and our competitors may obtain approval to market competing products sooner. The resulting reduction of years of revenue from applicable products could be substantial.

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

As of June 30, 2024, our executive officers, directors, and our affiliates beneficially owned approximately 21.4% of our voting stock. Therefore, these stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of June 30, 2024, we had 65,880,914 shares of common stock outstanding. Substantially all of our outstanding shares of common stock are currently able to be sold freely in the public market, subject to certain restrictions that may apply to shares of our common stock held by our affiliates and by certain participants in our August 2023 private placement. The market price of our common stock could decline as a result of the sale of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf under Delaware law; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (3) any action arising pursuant to any provision of the Delaware General Corporation Law (DGCL), our amended and restated certificate of incorporation or bylaws; (4) any other action asserting a claim that is governed by the internal affairs doctrine; or (5) any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) in all cases subject to the court having jurisdiction over indispensable parties named as defendants. These exclusive-forum provisions do not apply to claims under the Securities Act or the Exchange Act.

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

Pursuant to the IO Biotech, Inc. 2021 Equity and Incentive Plan (the “2021 Equity Plan”), we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In addition, pursuant to the IO Biotech, Inc. 2023 Inducement Award Plan (the “2023 Inducement Plan”), we are eligible to grant stock options and other equity-based awards to employees as an inducement for them to join us. Equity-based awards granted under the 2021 Equity Plan and the 2023 Inducement Plan would cause dilution to our stockholders. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, by an amount equal to the lesser of (1) 4% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (2) a lesser number of shares determined by our board of directors prior to the applicable January 1st. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall. The maximum number of shares reserved for issuance under the 2023 Inducement Plan is 1,976,427 shares.

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

We are an “emerging growth company” as defined in the the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC and Nasdaq, have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “Say on Pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We have taken advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costlier than when we were a private company. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance.

Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending December 31, 2022, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that and each subsequent year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we were not required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements. For example, in connection with the audit of our financial statements for the years ended December 31, 2021 and 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. This material weakness was not previously remediated, and in connection with the preparation of our consolidated financial statements for the year ended December 31, 2021, the Company identified an error, which resulted in a restatement as disclosed in our Current Report on Form 8-K filed on December 17, 2021. For the year ended December 31, 2022, this material weakness was remediated and no additional material weaknesses were identified for the year ended December 31, 2023, the three months ended March 31, 2024, or the six months ended June 30, 2024 but we could experience further difficulty with internal control over financing reporting in the future.

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

New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the TCJA enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified certain provisions of the TCJA. In addition, it is uncertain if and to what extent various states will conform to the TCJA or any newly enacted federal tax legislation. For example, the U.S. government recently enacted the IRA which, among other things, significantly changes the taxation of certain business entities, including by imposing a 1% excise tax on certain share buybacks, effective for tax years beginning in 2023. If and when applicable, it is possible that the 1% excise tax on share buybacks could result in an additional tax liability over the regular federal corporate tax liability in a given year. Any resulting tax liability could adverse impact our business, financial condition, results of operation, and liquidity. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the TCJA or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one time charges, and could increase our future U.S. tax expense.

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

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, “Trade Laws”) prohibit, among other things, companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect to continue our non-U.S. activities, which may increase over time. We expect to rely on third parties for research, preclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to change, including due to judicial challenges.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (“APA”) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

IO Biotech, Inc.

Date: August 13, 2024	By:	/s/ Mai-Britt Zocca
Mai-Britt Zocca, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Amy Sullivan
Amy Sullivan
Chief Financial Officer
(Principal Financial Officer)