Form 10-Q
period 2024-09-30
IO Biotech, Inc.
filed 2024-11-12
CIK 1865494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 65,880,914 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2024 and June 30, 2024. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
the timing, progress and the success of our clinical trials of IO102-IO103, IO112, IO170 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for IO102-IO103, and potential future clinical trials of IO112, IO170 or any other product candidates we may develop;
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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A - “Risk Factors” in this Quarterly Report on Form 10-Q, and those described elsewhere in this Quarterly Report on Form 10-Q and in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2024 and June 30, 2024. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited)

IO BIOTECH, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$80,185	$143,193
Prepaid expenses and other current assets	6,059	4,062
Total current assets	86,244	147,255
Restricted cash	268	268
Property and equipment, net	695	847
Right of use lease asset	1,814	2,259
Other non-current assets	924	89
Total non-current assets	3,701	3,463
Total assets	$89,945	$150,718
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,256	$3,878
Lease liability - current	694	655
Accrued expenses and other current liabilities	10,105	11,184
Total current liabilities	16,055	15,717
Lease liability - non-current	1,325	1,839
Total non-current liabilities	1,325	1,839
Total liabilities	17,380	17,556
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, par value of $0.001 per share; 300,000,000 shares authorized at September 30, 2024 and December 31, 2023; 65,880,914 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	66	66
Additional paid-in capital	411,479	406,587
Accumulated deficit	(327,980)	(263,822)
Accumulated other comprehensive loss	(11,000)	(9,669)
Total stockholders’ equity	72,565	133,162
Total liabilities and stockholders’ equity	$89,945	$150,718

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$20,178	$17,655	$50,337	$46,059
General and administrative	6,326	5,829	17,897	17,201
Total operating expenses	26,504	23,484	68,234	63,260
Loss from operations	(26,504)	(23,484)	(68,234)	(63,260)
Other income (expense)
Currency exchange gain (loss), net	1,630	(342)	1,078	(74)
Interest income	1,068	1,708	3,996	3,932
Total other income (expense), net	2,698	1,366	5,074	3,858
Loss before income tax expense (benefit)	(23,806)	(22,118)	(63,160)	(59,402)
Income tax expense (benefit)	209	(439)	998	499
Net loss	(24,015)	(21,679)	(64,158)	(59,901)
Net loss attributable to common shareholders	(24,015)	(21,679)	(64,158)	(59,901)
Net loss per common share, basic and diluted	$(0.36)	$(0.43)	$(0.97)	$(1.66)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	65,880,914	50,168,303	65,880,914	36,011,162
Other comprehensive loss
Net loss	$(24,015)	$(21,679)	$(64,158)	$(59,901)
Foreign currency translation	(1,374)	(108)	(1,331)	268
Total comprehensive loss	$(25,389)	$(21,787)	$(65,489)	$(59,633)

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2023	28,815,267	$29	$326,705	$(10,141)	$(177,739)	$138,854
Equity-based compensation	—	—	6,501	—	—	6,501
Foreign currency translation	—	—	—	268	—	268
Issuance of common shares and warrants in private placement, net of issuance costs of $3,188	37,065,647	37	71,833	—	—	71,870
Net loss	—	—	—	—	(59,901)	(59,901)
Balance, September 30, 2023	65,880,914	$66	$405,039	$(9,873)	$(237,640)	$157,592

Balance, January 1, 2024	65,880,914	$66	$406,587	$(9,669)	$(263,822)	$133,162
Equity-based compensation	—	—	4,892	—	—	4,892
Foreign currency translation	—	—	—	(1,331)	—	(1,331)
Net loss	—	—	—	—	(64,158)	(64,158)
Balance, September 30, 2024	65,880,914	$66	$411,479	$(11,000)	$(327,980)	$72,565

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(64,158)	$(59,901)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	189	156
Equity-based compensation	4,892	6,501
Amortization of right of use lease asset	441	399
Foreign currency (gain) loss	(1,078)	74
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,997)	2,876
Other non-current assets	(835)	(784)
Accounts payable	1,378	2,641
Lease liability	(475)	(460)
Accrued expenses and other current liabilities	(1,079)	(444)
Net cash used in operating activities	(62,722)	(48,942)
Cash flows from investing activities
Purchase of property and equipment	(33)	(211)
Net cash used in investing activities	(33)	(211)
Cash flows from financing activities
Proceeds from issuance of common shares and warrants	—	75,058
Common shares and warrants issuance costs	—	(3,188)
Net cash provided by financing activities	—	71,870
Net (decrease) increase in cash, cash equivalents and restricted cash	(62,755)	22,717
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(253)	194
Cash, cash equivalents and restricted cash, beginning of period	143,461	142,858
Cash, cash equivalents and restricted cash, end of period	$80,453	$165,769
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$80,185	$165,501
Restricted cash	268	268
Total cash, cash equivalents and restricted cash	$80,453	$165,769

See accompanying notes to the unaudited interim consolidated financial statements.

Notes to Consolidated Financial Statements

(unaudited)

1. Description of Business, Organization and Liquidity

Business

IO Biotech, Inc. is a clinical-stage biopharmaceutical company developing novel, off-the-shelf, immune-modulating therapeutic cancer vaccines based on our T-win® platform. As used in these financial statements, unless the context otherwise requires, references to the “Company,” “we,” “us,” and “our” refer to IO Biotech, Inc. and its subsidiaries.

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

August 2023 Private Placement

On August 9, 2023, the Company completed a private placement transaction (the “Private Placement”), pursuant to which we sold an aggregate of 37,065,647 shares of the Company’s common stock, par value $0.001 per share, and 37,065,647 warrants to purchase up to 37,065,647 shares of common stock (the “Warrants”) to certain institutional investors and existing shareholders (the “Purchasers”). Each Purchaser’s Warrant is exercisable for a number of shares of common stock equal to one hundred percent of the aggregate number of shares of common stock purchased by such Purchaser. The purchase price per share of common stock and Warrant was $2.025 (the “Purchase Price”). The Company received net proceeds from the Private Placement, after deducting $3.2 million in underwriting discounts and commissions and other offering costs, of $71.9 million. Refer to Note 10, "Stockholders' Equity" in the accompanying notes to our unaudited consolidated financial statements for the period ended September 30, 2024 for additional information on the Private Placement.

At-The-Market Equity Program

On February 15, 2023, we filed a new prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) with respect to the offer and sale of shares of our Common Stock, with an aggregate offering price of up to $19.5 million, establishing an at-the-market equity program. We also entered into a common stock sales agreement, dated February 15, 2023 (the “Sales Agreement”) by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75.0 million, through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have not issued any shares pursuant to our at-the-market equity program as of September 30, 2024.

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

As of September 30, 2024, we had an accumulated deficit of $328.0 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $64.2 million and $86.1 million for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $80.2 million as of September 30, 2024 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued. On this basis, the consolidated financial statements are prepared on a going concern basis of accounting. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued, including:

•
The Company’s current financial condition, including its sources of liquidity;
•
The Company’s conditional and unconditional obligations due or anticipated within one year;
•
The funds necessary to maintain the Company’s operations considering its current financial condition, obligations, and other expected cash flows; and
•
Other conditions and events, when considered in conjunction with the above, that may adversely affect the Company’s ability to meet its obligations.

However, additional funding will be necessary to fund future discovery research, preclinical, clinical activities and commercialization of any of our product candidates through the end of the fourth quarter of 2025 and beyond. We will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on acceptable terms, or at all, and we may not be able to enter into collaborations or other arrangements. If we are unable to obtain funding in due time, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, even our ability to continue operations.

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

3. Fair Value Measurements

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$71,776	$71,776	$—	$—
Total assets measured at fair value	$71,776	$71,776	$—	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$131,613	$131,613	$—	$—
Total assets measured at fair value	$131,613	$131,613	$—	$—

(1) Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

As of September 30, 2024 and December 31, 2023, the Company only held Level 1 financial instruments.

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2024 and the year ended December 31, 2023.

4. License and Collaboration Agreements

In February 2018, we entered into a clinical collaboration with MSD International GmbH (“MSDIG”), an affiliate of Merck & Co. Inc., to evaluate IO102 in combination with KEYTRUDA® (“pembrolizumab”) in first-line treatment of patients with metastatic non-small cell lung cancer. Under the terms of the collaboration with MSDIG, we conducted an international Phase 1/2 study to evaluate a combination therapy of IO102 and KEYTRUDA®. We sponsored the clinical trial and MSDIG provided KEYTRUDA® to be used in the clinical trial free of charge. We and MSDIG were responsible for our own internal costs and expenses to support the study and we bore all other costs associated with conducting the study, including costs of providing IO102 for use in the study. The rights to the data from the clinical trial were shared by us and MSDIG and we maintain global commercial rights to IO102.

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid contract research and development costs	$2,527	$—
Prepaid income taxes	1,635	829
Research and development tax credit receivable	826	814
Insurance	252	1,352
Value-added tax refund receivable	138	313
Other	681	754
Total prepaid expenses and other current assets	$6,059	$4,062

6. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory equipment	$843	$836
Office furniture	241	238
Computer hardware	136	103
Less: accumulated depreciation	(525)	(330)
Total property and equipment, net	$695	$847

For the three months ended September 30, 2024 and 2023, the Company recognized $0.1 million of depreciation expense, respectively, in the consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, the Company recognized $0.2 million of depreciation expense, respectively, in the consolidated statements of operations.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued contract research and development costs	$5,178	$6,153
Employee compensation costs	3,557	4,225
Professional fees	433	243
Other liabilities	937	563
Total accrued expenses and other current liabilities	$10,105	$11,184

8. Leases

As of September 30, 2024, the Company is party to five operating leases for laboratory and office space. The Company’s finance leases are immaterial both individually and in the aggregate. In the consolidated balance sheet as of September 30, 2024, the Company has a right-of-use lease asset (“ROU”) balance of $1.8 million and a current and non-current lease liability of $0.7 million and $1.3 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office and laboratory space leased in New York, New York, Rockville, Maryland and Copenhagen, Denmark.

The Company is party to an operating lease in Copenhagen, Denmark for office space that commenced in March 2021 with the initial term set to expire in January 2025. Base rent for this initial lease was $0.1 million annually. The Company amended its operating lease in Copenhagen, Denmark on September 1, 2022 with a new term set to expire in December 2027. The base rent for the amended lease is $0.2 million annually. The Company is also party to an operating lease in Copenhagen, Denmark for laboratory space that commenced in January 2023 with the term set to expire in December 2027. The base rent for the lease is $0.04 million annually. The Company is party to an operating lease in New York, New York for office space that commenced in October 2021 with the initial term set to expire in January 2027. Base rent for this lease is $0.2 million annually. The Company is party to an operating lease in Rockville, Maryland for office and laboratory space that commenced in December 2021 with the initial term set to expire in May 2027. Base rent for this lease is $0.3 million annually. The Company is party to an immaterial operating lease in Newport, United Kingdom that commenced in June 2023. Rent expense for the three months ended September 30, 2024 and 2023 was $0.2 million, respectively. Rent expense for each of the nine months ended September 30, 2024 and 2023 was $0.6 million and $0.5 million, respectively.

Quantitative information regarding the Company’s leases for the nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Nine Months Ended	Nine Months Ended
Lease Cost	September 30, 2024	September 30, 2023
Operating lease cost	$554	$543
Operating cash flows paid for amounts included in the measurement of lease liabilities	$578	$537
Operating lease liabilities arising from obtaining right-of-use assets	$—	$235
Remaining average lease term (years)	2.7	3.7
Weighted average discount rate	6.3%	6.3%

Future lease payments (undiscounted) under noncancelable leases are as follows at September 30, 2024 (in thousands):

Future Lease Payments	Amount
Remainder of 2024	$201
2025	796
2026	802
2027	406
2028	—
Thereafter	—
Total	$2,205

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

9. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the nine months ended September 30, 2024 and the year ended December 31, 2023, and, to our knowledge, no material legal proceedings are currently pending or threatened.

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

10. Stockholders' Equity

Common and Preferred Stock

Upon the closing of our IPO in November 2021, we filed an amended and restated certificate of incorporation, which authorized us to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. The shares of preferred stock are currently undesignated. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Company's board of directors (“Board”). No dividends have been declared or paid by us through September 30, 2024.

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

The Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance using the Black-Scholes valuation model and allocated proceeds from the sale proportionately to the Common Stock and Warrants, of which $29.6 million was allocated to the Warrants and recorded as a component of additional paid-in-capital. As of September 30, 2024, the Company had 37,065,647 warrants issued and outstanding at an exercise price of $2.47 per share to purchase shares of the Company's common stock.

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

As of September 30, 2024 and December 31, 2023, the Company had 65,880,914 common shares outstanding, respectively.

11. Equity-Based Compensation

2021 Equity and Incentive Plan

In November 2021, our Board adopted, and our stockholders approved, the 2021 Equity and Incentive Plan (“2021 Equity Plan”), which became effective on November 4, 2021. The 2021 Equity Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan is equal to 2,496,934, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the first day of such fiscal year or (ii) such other amount determined by our Board. As of September 30, 2024, we had 359,745 shares available for future grant under the 2021 Equity Plan.

2021 Employee Stock Purchase Plan

In November 2021, our Board adopted and our stockholders approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective on November 4, 2021. The number of shares of our common stock reserved for issuance under the 2021 ESPP is equal to 257,272, subject to an annual increase, to be added on the first day of each fiscal year, beginning January 1, 2023, equal to the lesser of (1) 1% of the number of shares of common stock outstanding on the first day of such fiscal year; (2) 257,272 shares of our common stock; or (3) such other amount as determined by our Board. As of September 30, 2024, the Board had not yet approved any offerings under the 2021 ESPP.

2023 Inducement Award Plan

In September 2023, our Board adopted the 2023 Inducement Award Plan (“2023 Inducement Plan”), which became effective on September 28, 2023. The 2023 Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. The number of shares of our common stock reserved for issuance under the 2023 Inducement Plan is equal to 1,976,427. As of September 30, 2024, there were 1,666,427 shares available for future grant under the 2023 Inducement Plan.

The following table summarizes our stock options activity for the nine months ended September 30, 2024:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2024	5,851,923	$7.20	8.4	$102
Granted	3,395,082	$1.60	—	$—
Cancelled or forfeited	(216,123)	$4.01	—	$—
Outstanding, September 30, 2024	9,030,882	$5.17	8.3	$8
Exercisable, September 30, 2024	3,449,384	$8.55	7.4	$1

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

As of September 30, 2024, there was $10.0 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 2.8 years.

The fair values of the stock options granted during the period ended September 30, 2024 were estimated based on the Black-Scholes model, using the following assumptions:

Nine Months Ended
September 30, 2024
Expected volatility	80.1% - 89.2%
Risk-free interest rate	3.5% - 4.7%
Expected term (in years)	5.5 - 6.1
Expected dividend yield	0%

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$634	$2,070	$1,924	$3,660
General and administrative	1,049	919	2,968	2,841
Total equity-based compensation	$1,683	$2,989	$4,892	$6,501

We did not recognize any tax benefits for stock-based compensation during the three and nine months ended September 30, 2024 and 2023.

12. Income Taxes

We are subject to taxes for earnings generated in multiple jurisdictions, both inside and outside of the United States and our tax expense is primarily affected by unrecognized tax benefits in Denmark due to the full valuation allowance. We recorded expense (benefit) for income taxes of $0.2 million and $(0.4) million during the three months ended September 30, 2024 and 2023, respectively. We recorded expense for income taxes of $1.0 million and $0.5 million during the nine months ended September 30, 2024 and 2023, respectively. We continue to maintain a full valuation allowance against all of our deferred tax assets in IO Biotech ApS, IO Bio US, Inc., a wholly-owned subsidiary of IO Biotech ApS that was incorporated in Delaware in May 2021, and IO Biotech, Inc.

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

13. Net Loss Per Share

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(24,015)	$(21,679)	$(64,158)	$(59,901)
Net loss attributable to common shareholders	$(24,015)	$(21,679)	$(64,158)	$(59,901)
Net loss per common share, basic and diluted	$(0.36)	$(0.43)	$(0.97)	$(1.66)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	65,880,914	50,168,303	65,880,914	36,011,162

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options to purchase common stock	9,030,882	5,757,185	9,030,882	5,757,185
Warrants issued in Private Placement	37,065,647	37,065,647	37,065,647	37,065,647

14. Subsequent Events

We have evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 5, 2024, Part II, Item 1A. "Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2024 filed with the SEC on May 14, 2024, and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the six months ended June 30, 2024 filed with the SEC on August 13, 2024 , our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in our Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing novel, off-the-shelf, immune-modulating therapeutic cancer vaccines based on our T-win® platform. Our T-win product candidates are designed to kill both tumor cells and immune-suppressive cells in the tumor microenvironment (“TME”) by stimulating the activation and expansion of T cells against target antigen positive cells, which results in the modulation of the TME, creating a more pro-inflammatory environment, and the potentiation of anti-tumor activity by unleashing the tumor killing by effector T cells. We believe this could represent a paradigm shift in the management of cancer and that our product candidates have the potential to advance the oncology treatment paradigm, amplifying treatment effects across the spectrum of melanoma and other tumor types.

Our lead therapeutic cancer vaccine candidate, IO102-IO103, is designed to target the immunosuppressive mechanisms mediated by indoleamine 2,3-dioxygenase (“IDO”) and programmed death ligand 1 (“PD-L1”). In a single-arm Phase 1/2 clinical trial of 30 patients with metastatic melanoma, IO102-IO103 in combination with nivolumab, an anti-programmed cell death 1 (“PD-1”) checkpoint inhibitor, demonstrated proof of concept by increasing the overall response rate (“ORR”) of what is reported with an anti-PD-1 antibody alone with patient responses that were deep and durable and a considerably long PFS that was observed. The combination induced meaningful tumor regression and achieved rapid, deep and durable responses with a favorable tolerability profile without adding systemic toxicity to what is seen with an anti-PD-1 monotherapy in this patient population. Safety was the primary endpoint of this trial, immune response was the secondary endpoint and clinical efficacy was the tertiary endpoint. The clinical efficacy endpoints in this trial included objective response (“OR”), progression free survival (“PFS”) and overall survival (“OS”). In this trial, we observed a confirmed overall response rate (“ORR”) of 73% as per RECIST 1.1, a complete response rate (“CRR”) of 50% and 25.5 months of PFS. Based on these results, IO102-IO103, in combination with pembrolizumab, was granted BTD by the FDA for treatment of unresectable/metastatic melanoma and we initiated a global Phase 3 trial.

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

* In combination with pembrolizumab

NSCLC = non-small cell lung cancer, SCCHN = squamous cell carcinoma of the head and neck

Our lead product candidate, IO102-IO103, combines our two fully owned, novel, off-the-shelf and immune-modulating vaccines, IO102 and IO103, which are designed to target IDO+ and PD-L1+ cells, respectively. IDO and PD-L1 are often dysregulated and over-expressed in a wide range of solid tumors, and result in the inhibition of the body’s natural pro-inflammatory anti-tumor response within the TME. IO102-IO103 is designed to employ our novel dual mechanism of action approach. This is in contrast to previous approaches which have sought to block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed by tumor cells. By combining IO102 and IO103 in a single treatment regimen, we also aim to provide a synergistic therapeutic effect on tumors.

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

While the MM1636 trial investigated IO102-IO103 in combination with nivolumab, we have made the business decision to investigate IO102-IO103 in combination with pembrolizumab as a potential first-line treatment in advanced melanoma, the IOB-013/KN-D18 trial. Nivolumab and pembrolizumab are both immunoglobulin G4 (“IgG4”) subclass antibodies that target the PD-1 receptor. In a comparative data analysis by Moser (Annals of Oncology 2020), researchers found no difference between the effectiveness of frontline pembrolizumab and nivolumab in patients with advanced melanoma. To ensure the safety of patients in the Phase 3 trial, concurrent safety reviews continue to be conducted by the independent data monitoring committee (“IDMC”). As of September 30, 2024, 5 IDMC safety reviews have been completed for an assessment of patient safety across both treatment arms in the trial.

We enrolled the first patient in a potentially registrational Phase 3 trial for IO102-IO103 in combination with pembrolizumab as a potential first-line treatment in advanced melanoma, the IOB-013/KN-D18 trial, in May of 2022. In November 2023, we fully enrolled the Phase 3 trial and on June 14, 2023, we announced that we amended the protocol and increased the target number of patients to be enrolled in the Phase 3 trial from an original 300 patients to a revised 380 patients to potentially accelerate the timeline to reach the analysis of the primary endpoint of PFS. The PFS analysis is event-driven and will be conducted when 226 events (progression or death) in the trial have occurred in the study. The primary endpoint of PFS is powered at 89% to detect a hazard ratio of 0.65. We completed target enrollment (380 patients) in the trial in November 2023, ahead of plan, with nearly half the patients enrolled during final 6 months of enrollment. We included all patients who met the study criteria and who were in screening when the target enrollment was achieved, resulting in a total of 407 patients being enrolled in our IOB-013/KN-D18 trial.

We expect the outcome of the PFS analysis in the first half of 2025 based on the blinded aggregate PFS events observed to date. If the data are supportive based on the primary endpoint of PFS, we plan to submit marketing applications in a number of countries, including the U.S. and European Union.

The Phase 3 trial protocol also called for a planned interim analysis of ORR to be conducted 12 months after the 225th patient have been randomized. When we designed the interim analysis, we assumed that patients treated with IO102-IO103 in combination with pembrolizumab would show an ~18-point improvement in ORR compared to the patients treated with pembrolizumab alone. There was a high statistical bar for the Phase 3 interim analysis (p≤0.005), which was set to preserve most of the alpha for the primary endpoint of PFS. In August 2024, the IDMC for the IOB-013/KN-D18 trial conducted its review of planned interim analysis and determined that the data did not meet the criteria to declare superiority of ORR. Based on their review of safety and efficacy data, the IDMC recommended that the trial continue without modifications to the PFS analysis and noted that no new safety signals were observed.

The pembrolizumab for this Phase 3 trial is being supplied by Merck pursuant to a Clinical Trial Collaboration and Supply Agreement that we entered into in September 2021.

We are also investigating IO102-IO103 in several other solid tumor indications. We are conducting a Phase 2 basket trial, the IOB-022/KN-D38 trial, which is investigating multiple first-line solid tumor indications in treatment naïve patients for metastatic disease. This basket trial is designed to investigate the safety and efficacy of IO102-IO103 in combination with pembrolizumab in patients with metastatic non-small cell lung cancer (“NSCLC”), adenocarcinoma histology, with PD-L1 TPS ≥ 50% (cohort A), and recurrent and/or metastatic squamous cell carcinoma of the head and neck (“SCCHN”) with CPS ≥ 20 (cohort B). We initiated the IOB-022/KN-D38 trial in April 2022 and closed enrollment in June 2024 with 37 patients enrolled in cohort A and 21 patients enrolled in cohort B.

As presented at the European Society for Medical Oncology (ESMO) conference held in Barcelona in September 2024, results from the IOB-022/KN-D38 Phase 1/2 study of IO102-IO103 in combination with pembrolizumab in recurrent and/or metastatic SCCHN met its primary end point of ORR. Of the 21 patients enrolled in cohort B, 18 were efficacy evaluable and the data demonstrated promising activity with a confirmed ORR of 44.4%. Among the secondary endpoints, the data showed an encouraging 6.6-month median PFS, and a 66.7% disease control rate (DCR).

As presented at the Society for Immunotherapy of Cancer (SITC) annual meeting in Houston, Texas in November 2024, preliminary results from the IOB-022/KN-D38 Phase 1/2 study of IO102-IO103 in combination with pembrolizumab in first line metastatic NSCLC were encouraging. Of the 37 patients enrolled in cohort A, 31 were efficacy evaluable and the data demonstrated promising activity with a 55% unconfirmed and 48% confirmed ORR, an encouraging 8.1-month median PFS, no disease progression at 12 months in approximately half of the patients, and an 81% DCR. Duration of response has not yet matured at this data cut off period.

In both cohorts, the safety profile was consistent with previously reported data when combined with anti-PD-1 monotherapy, including no additional significant systemic toxicity compared to anti-PD-1 monotherapy.

In addition to first-line cancer indications, we have initiated a basket trial to investigate IO102-IO103 in combination with pembrolizumab in a perioperative setting, used before and after surgery as a neo-adjuvant/adjuvant therapy. In April 2023, the FDA cleared the Company’s Investigational New Drug (“IND”) application for the evaluation of IO102-IO103 in combination with pembrolizumab, given before (neo-adjuvant) and after (adjuvant) surgery in patients with resectable melanoma and SCCHN, the IOB-032/PN-E40 trial. The trial is a Phase 2, open-label, multi-cohort trial evaluating neo-adjuvant and adjuvant treatment with IO102-IO103 in combination with pembrolizumab in patients with resectable melanoma (cohorts A and C) or SCCHN (cohort B). Cohorts A and B are single-arm, whereas in cohort C stage III melanoma, patients will be randomized 1:1 to neo-adjuvant treatment with either combination IO102-IO103/pembrolizumab or pembrolizumab alone. In the neo-adjuvant period, for all cohorts, treatment is every 3 weeks (Q3W) for 3 cycles (melanoma) or 2-3 cycles (SCCHN). Surgery will be performed between 1 and 3 weeks after the last neoadjuvant dose. After recovery from surgery and any risk based postoperative standard of care, all disease-free patients in all 3 cohorts will receive post-surgery treatment with IO102-IO103 and pembrolizumab or pembrolizumab alone Q3W for a maximum of 15 cycles. Cohort C patients with poor pathological response to pembrolizumab alone in the neo-adjuvant phase (>10% residual viable tumor) may cross over to combination treatment post-surgery. The primary endpoint is major pathological response at surgery (≤10% residual viable tumor; central assessment). Safety, event-free survival (“EFS”) and disease-free survival are secondary endpoints. For translational research purposes, paired pre- and post-treatment tumor tissue and blood samples will be collected. The study has completed enrollment in cohort A and is actively enrolling patients in cohort B and in cohort C in the IOB-032/PN-E40 trial. The company expects to begin reporting data from this trial in 2025.

Our development of the IO102-IO103 combination is based on our prior separate development of IO102 and IO103. IO102 is our fully owned novel product candidate containing a single IDO-derived peptide sequence designed to engage and activate IDO-specific human T cells. IDO small molecule inhibitors have shown clinical potential in combination with PD-1 antibodies in early clinical trials, but have not been able to demonstrate the same level of efficacy in later-stage clinical trials. Our Phase 1 non-randomized trial of IO101, our first-generation IDO therapy, in NSCLC resulted in proof-of-concept for our approach, with 47% of patients displaying clinical benefit and an OS of 26 months in the treatment arm compared to 8 months in the group receiving standard of care. There were no grade 3 or higher adverse events.

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

As presented at SITC in November 2024, preclinical data for IO Biotech’s second T-win vaccine candidate, IND-ready IO112 targeting Arginase 1, demonstrates anti-tumor activity with dynamic changes in the TME driven by the vaccine-targeted modulation of immunosuppressive tumor-associated macrophages (TAMs). The Company plans to submit an IND in 2025.

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

We believe that targeting TGFβ1 expressing cells in the TME via a vaccine approach presents a novel and attractive way to modulate the pathway and drive therapeutic benefit in the cancer setting. We are developing and characterizing TGFβ1-selective peptide vaccines capable of inducing strong immune responses. Preliminary evidence in mouse models showed that treatment with a TGFβ1 vaccine drives T cell infiltration in the TME and might promote in vivo targeted cell killing. We are currently conducting further experimental work to elucidate the cellular and molecular mechanisms of a TGFβ1 vaccine to support further development of a TGFβ1 vaccine (IO170) to modulate the TME for therapeutic benefit in a wide range of cancer indications. We plan to continue preclinical studies for IO170 in 2025.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily by aggregate net proceeds of $360.6 million from the issuance of convertible preference shares, convertible notes, ordinary shares, our IPO, and our Private Placement. On August 9, 2023, we completed the Private Placement, pursuant to which we raised $71.9 million in net proceeds after deducting offering expenses of $3.2 million. Since inception, we have had significant operating losses. Our net loss was $64.2 million for the nine months ended September 30, 2024, and $86.1 million and $71.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of September 30, 2024, we had an accumulated deficit of $328.0 million and $80.2 million in cash and cash equivalents.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $80.2 million as of September 30, 2024, will be sufficient to continue funding our development activities into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement, cannot be assured and which we may not be able to pursue successfully again in the future.

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

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. We have not tracked our research and development expenses on a program-by-program basis, as our only lead product candidate, IO102-IO103, is used in each of our three ongoing clinical trials across all target oncology indications that we are researching. Substantially all of our direct research and development expenses in the years ended December 31, 2023 and 2022 and in the nine months ended September 30, 2024 were on IO102-IO103 and consisted primarily of external costs, such as consultants, third-party contract organizations that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials.

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
•
Interest income: For the three and nine months ended September 30, 2024 and 2023, we recognized interest income on account balances invested in money market funds and on account balances with banks.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following sets forth our results of operations:

	For the Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$20,178	$17,655	$2,523	14.3%
General and administrative	6,326	5,829	497	8.5%
Total operating expenses	26,504	23,484	3,020	12.9%
Loss from operations	(26,504)	(23,484)	(3,020)	12.9%
Other income	2,698	1,366	1,332	97.5%
Loss before income tax expense (benefit)	(23,806)	(22,118)	(1,688)	7.6%
Income tax expense (benefit)	209	(439)	648	(147.6)%
Net loss	$(24,015)	$(21,679)	$(2,336)	10.8%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Preclinical studies and activities	$363	$409	$(46)	(11.2)%
Clinical trial-related activities	11,453	9,641	1,812	18.8%
Chemistry, manufacturing and control	2,651	1,706	945	55.4%
Personnel	4,996	5,123	(127)	(2.5)%
Consultants and other costs	715	776	(61)	(7.9)%
Total research and development expenses	$20,178	$17,655	$2,523	14.3%

Research and development expenses were $20.2 million for the three months ended September 30, 2024, compared to $17.7 million for the three months ended September 30, 2023. The increase of $2.5 million was primarily related to an increase in clinical trial-related activities for our IO102-IO103 therapeutic cancer vaccine candidate, including the continued execution of our pivotal Phase 3 clinical trial of $1.8 million and an increase in costs for chemistry, manufacturing and control activities of $0.9 related to manufacturing activities of our IO102-IO103 product candidate. This increase was partially offset by a decrease in preclinical studies and activities, personnel costs and consultants and other costs.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Personnel	$2,856	$2,547	$309	12.1%
Professional services	1,316	878	438	49.9%
Consultants and other costs	2,154	2,404	(250)	(10.4)%
Total general and administrative expenses	$6,326	$5,829	$497	8.5%

General and administrative expenses were $6.3 million for the three months ended September 30, 2024, compared to $5.8 million for the three months ended September 30, 2023. The increase of $0.5 million was related to an increase in professional services of $0.4 million primarily related to an increase in legal expenses and an increase in personnel costs of $0.3 million primarily related to an increase in headcount and personnel compensation related costs. These increases were offset by a decrease in consultants and other costs of $0.3 million primarily related to a decrease in consultant spend due to the increase in headcount.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	For the Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Currency exchange gain (loss), net	$1,630	$(342)	$1,972	(576.6)%
Interest income	1,068	1,708	(640)	(37.5)%
Other income (expense), net	$2,698	$1,366	$1,332	97.5%

Other income (expense), net was $2.7 million for the three months ended September 30, 2024, compared to $1.4 million for the three months ended September 30, 2023. The increase of $1.3 million was due to an increase in currency exchange gain of $2.0 million offset by a decrease of $0.6 million in interest income.

Comparison of the nine months ended September 30, 2024 and 2023

The following sets forth our results of operations:

	For the Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$50,337	$46,059	$4,278	9.3%
General and administrative	17,897	17,201	696	4.0%
Total operating expenses	68,234	63,260	4,974	7.9%
Loss from operations	(68,234)	(63,260)	(4,974)	7.9%
Other income (expense)	5,074	3,858	1,216	31.5%
Loss before income tax expense	(63,160)	(59,402)	(3,758)	6.3%
Income tax expense	998	499	499	100.0%
Net loss	$(64,158)	$(59,901)	$(4,257)	7.1%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Preclinical studies and activities	$995	$974	$21	2.2%
Clinical trial-related activities	25,238	21,705	3,533	16.3%
Chemistry, manufacturing and control	7,812	9,457	(1,645)	(17.4)%
Personnel	14,913	12,718	2,195	17.3%
Consultants and other costs	1,379	1,205	174	14.4%
Total research and development expenses	$50,337	$46,059	$4,278	9.3%

Research and development expenses were $50.3 million for the nine months ended September 30, 2024, compared to $46.1 million for the nine months ended September 30, 2023. The increase of $4.3 million was primarily related to an increase in clinical trial-related activities for our IO102-IO103 therapeutic vaccine candidate, including the continued execution of our Phase 3 clinical trial of $3.5 million and an increase in personnel costs of $2.2 million primarily related to an increase in personnel compensation related costs. This increase was partially offset by a decrease in costs for chemistry, manufacturing and control activities of $1.6 million related to manufacturing activities of our IO102-IO103 product candidate.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Personnel	$8,549	$7,398	$1,151	15.6%
Professional services	3,364	3,335	29	0.9%
Consultants and other costs	5,984	6,468	(484)	(7.5)%
Total general and administrative expenses	$17,897	$17,201	$696	4.0%

General and administrative expenses were $17.9 million for the nine months ended September 30, 2024, compared to $17.2 million for the nine months ended September 30, 2023. The increase of $0.7 million was primarily related to an increase in personnel costs of $1.2 million primarily related to an increase in personnel compensation related costs. This increase was partially offset by a decrease in consultants and other costs of $0.5 million primarily related to a decrease in consultant spend.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	For the Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(in thousands)
Currency exchange gain (loss), net	$1,078	$(74)	$1,152	(1556.8)%
Interest income	3,996	3,932	64	1.6%
Other income (expense), net	$5,074	$3,858	$1,216	31.5%

Other income (expense), net was $5.1 million for the nine months ended September 30, 2024, compared to $3.9 million for the nine months ended September 30, 2023. The increase of $1.2 million was primarily due to a $1.2 million currency exchange gain.

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

In addition, on February 15, 2023, we filed a new prospectus supplement with the SEC with respect to the offer and sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $19.5 million, establishing an at-the-market equity program. On February 15, 2023, we also entered into a Sales Agreement by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75.0 million through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have not issued any shares pursuant to our at-the-market equity program as of September 30, 2024.

We currently expect that our cash and cash equivalents of $80.2 million as of September 30, 2024, will be sufficient to fund our operating expenses and capital requirements into the fourth quarter of 2025. However, additional funding will be necessary to fund our future clinical and preclinical activities through the end of the fourth quarter of 2025 and beyond. If we are unable to obtain funding in due time, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(62,722)	$(48,942)
Net cash used in investing activities	(33)	(211)
Net cash provided by financing activities	—	71,870
Net decrease in cash and cash equivalents	$(62,755)	$22,717

Net Cash Used in Operating Activities

Cash used in operating activities of $62.7 million for the nine months ended September 30, 2024 was primarily attributable to our net loss of $64.2 million and a net decrease of $3.0 million in our working capital accounts, partially offset by an increase in non-cash items of $4.4 million primarily due to equity-based compensation.

Cash used in operating activities of $48.9 million for the nine months ended September 30, 2023 was primarily attributable to our net loss of $59.9 million, partially offset by a net increase of $3.9 million in our working capital accounts and an increase in non-cash items of $7.1 million primarily due to equity-based compensation.

Net Cash Used in Investing Activities

Cash used in investing activities of $0.03 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively, was related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

We had no cash provided by financing activities for the nine months ended September 30, 2024.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $80.2 million as of September 30, 2024, will be sufficient to continue funding our development activities into the fourth quarter of 2025. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement, cannot be assured and which we may not be able to pursue successfully again in the future. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, potentially including collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs.

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

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations in conducting research and development activities. We evaluate the probability associated with each source and use of cash resources in making our going concern determination. The research and development of pharmaceutical products is inherently subject to uncertainty. We currently expect that our cash and cash equivalents of $80.2 million as of September 30, 2024 will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the consolidated financial statements are issued.

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

Equity-based Compensation

We issued stock-based compensation awards through the granting of warrants and stock options, which generally vest over a four-year period. We issued 2,171,841 stock options with a weighted average exercise price of $2.02 to certain employees, board members and advisors during the year ended December 31, 2023. In July 2023, we issued 348,153 stock options with a weighted average exercise price of $1.86 as separate inducement grants distinct from the 2023 Inducement Award Plan. We also issued 3,085,082 stock options with a weighted average exercise price of $1.60 under our 2021 Equity Plan during the nine months ended September 30, 2024. We issued 310,000 stock options with a weighted average exercise price of $1.58 from the 2023 Inducement Award Plan during the nine months ended September 30, 2024.

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

We elected to claim a research and development tax credit on the federal income tax return filed for the year ended December 31, 2022 and plan to continue to make this election on the federal income tax return filed for the year ended December 31, 2023 and 2024 based on law currently enacted. We will continue to monitor impacts of proposed or enacted law changes on the cost to benefit of making this election. The Company included $0.5 million and $1.0 million in research and development tax credits in the U.S. provision for income taxes for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively.

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

Recently Adopted Significant Accounting Policies

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the nine months ended September 30, 2024 and 2023 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research, preclinical studies and clinical trials for our product candidates, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. IO102-IO103 is in clinical development and IO112 is in preclinical development, and none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. Our net loss was $64.2 million for the nine months ended September 30, 2024, and $86.1 million and $71.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. We expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates through clinical development. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of September 30, 2024, we had $80.2 million in cash and cash equivalents. Based upon our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. However, our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

As of September 30, 2024 we had 78 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, compliance, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We have material gross deferred tax assets relating to IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively. Our anticipated activities are also expected to result in future significant net operating losses in Denmark resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The Company has provided a full valuation allowance on our net deferred tax assets in IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively, as of September 30, 2024. Based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Denmark and the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Although we do not currently have any products on the market, our operations and current and future arrangements with investigators, healthcare professionals, customers and third-party payors, may be subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. See Part I, Item 1, “Government Regulations – Other Regulatory Matters – Other Healthcare Laws” of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional details.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. See Part I, Item 1, “Government Regulation – Healthcare Reform” of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional details.

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

As of September 30, 2024, our executive officers, directors, and our affiliates beneficially owned approximately 21.4% of our voting stock. Therefore, these stockholders may have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of September 30, 2024, we had 65,880,914 shares of common stock outstanding. Substantially all of our outstanding shares of common stock are currently able to be sold freely in the public market, subject to certain restrictions that may apply to shares of our common stock held by our affiliates and by certain participants in our August 2023 private placement. The market price of our common stock could decline as a result of the sale of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

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

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending December 31, 2022, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that and each subsequent year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we were not required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements. For example, in connection with the audit of our financial statements for the years ended December 31, 2021 and 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. This material weakness was not previously remediated, and in connection with the preparation of our consolidated financial statements for the year ended December 31, 2021, the Company identified an error, which resulted in a restatement as disclosed in our Current Report on Form 8-K filed on December 17, 2021. For the year ended December 31, 2022, this material weakness was remediated and no additional material weaknesses were identified for the year ended December 31, 2023, the three months ended March 31, 2024, the six months ended June 30, 2024 or the nine months ended September 30, 2024 but we could experience further difficulty with internal control over financing reporting in the future.

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

New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the TCJA enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) modified certain provisions of the TCJA. In addition, it is uncertain if and to what extent various states will conform to the TCJA or any newly enacted federal tax legislation. For example, the U.S. government enacted the IRA in 2022, which, among other things, significantly changes the taxation of certain business entities, including by imposing a 1% excise tax on certain share buybacks, effective for tax years beginning in 2023. If and when applicable, it is possible that the 1% excise tax on share buybacks could result in an additional tax liability over the regular federal corporate tax liability in a given year. Any resulting tax liability could adverse impact our business, financial condition, results of operation, and liquidity. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the TCJA or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one time charges, and could increase our future U.S. tax expense.

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

IO Biotech, Inc.

Date: November 12, 2024	By:	/s/ Mai-Britt Zocca
Mai-Britt Zocca, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Amy Sullivan
Amy Sullivan
Chief Financial Officer
(Principal Financial Officer)