Form 10-K
period 2024-12-31
IO Biotech, Inc.
filed 2025-03-31
CIK 1865494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $60.6 million.

The number of shares of Registrant’s Common Stock, par value $0.001 per share, outstanding as of March 25, 2025 was 65,880,914.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to its 2025 Annual Meeting of Stockholders have been incorporated by reference herein in response to Part III, as specifically set forth in Part III.

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
•
The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance in clinical trials, including IO102-IO103, our lead investigational therapeutic cancer vaccine candidate, which in the U.S. is now known as Cylembio® (imsapepimut and etimupepimut, adjuvanted), may not achieve favorable results in later clinical trials, if any, or receive marketing approval.
•
We have experienced, and may in the future experience, delays or difficulties in clinical trial site activation and the enrollment and/or retention of patients in clinical trials, which could delay or prevent our receipt of necessary regulatory approvals.
•
Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent, delay or limit the scope of regulatory approval of our product candidates, limit their commercialization, increase our costs and/or necessitate the abandonment or limitation of the development of some of our product candidates.
•
Our success and commercial opportunity largely depends on the success of our limited number of product candidates. If any of these candidates fail in clinical trials or are not approved for commercialization, our ability to generate revenue and achieve profitability could be impacted if we fail to develop additional product candidates.
•
We rely on third-party suppliers and contract manufacturing organizations (collectively, “CMOs”) to manufacture our product candidates, which can be complex. Our CMOs may encounter difficulties in production, particularly with respect to process development or scale-up of our product candidates. If our CMOs encounter difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped.
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
•
Rapid implementation of changes to U.S. policy by Congress and the Trump administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, healthcare, taxation, the U.S. regulatory environment, inflation, and other areas, which could have a substantial and adverse effect on our business, financial condition and results of operation and stock price.
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
•
We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in us being unable to provide required financial information in a timely and reliable manner. Such a failure, or any other failure, to comply with the financial reporting and internal controls requirements for publicly traded companies could have a material adverse effect on our business and stock price.
•
Our internal information technology systems, or those of our third-party contract research organizations (“CROs”) or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates' development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business. Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
the timing, progress and the success of our clinical trials of Cylembio®, IO112, IO170 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for Cylembio, and potential future clinical trials of IO112, IO170 or any other product candidates we may develop;
•
regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•
our ability to obtain, including on an expedited basis, and maintain regulatory approval for Cylembio, IO112, IO170 or any other product candidates we may develop;
•
the outcomes of our preclinical studies;
•
our ability to enroll patients in our clinical trials at the pace that we project;
•
our ability to establish and conduct our clinical programs on our expected timelines;
•
the costs of development of any of our product candidates or clinical development programs;
•
the timing and success of our remediation of the material weakness in our internal control over financial reporting;
•
our expectation about the period of time over which our existing capital resources will be sufficient to fund our operating expenses and capital expenditures;
•
the potential attributes and clinical benefits of the use of Cylembio, IO112, IO170 or any other product candidate, if approved by the relevant regulatory bodies;
•
our ability to successfully commercialize Cylembio, IO112, IO170 or any other product candidates we may identify and pursue, if approved by the relevant regulatory bodies;
•
our ability to successfully establish or maintain collaborations or strategic relationships for our product candidates;
•
the rate and degree of market acceptance of Cylembio, IO112, IO170 or any other product candidates we may identify and pursue, if approved by the relevant regulatory bodies;
•
our ability to obtain orphan drug designation, Breakthrough Therapy Designation (“BTD”), accelerated or other approval for any product candidates we may identify;
•
our expectations regarding government and third-party payor coverage and reimbursement;

•
our ability to manufacture, including through CMOs, Cylembio®, IO112, IO170 or any other product candidate in conformity with the requirements of the Food and Drug Administration (“FDA”) and other applicable regulatory authorities;
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
•
our ability to obtain and maintain intellectual property protection for Cylembio, IO112, IO170 or any other product candidates we may identify and pursue;
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

These statements relate to future events or to future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part II, Item 1A - “Risk Factors” below and those described elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our view as of the date hereof with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

v

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company developing novel, immune-modulatory, off-the-shelf therapeutic cancer vaccines based on our T-win® platform. Our T-win product candidates are designed to kill both tumor cells and immune-suppressive cells in the tumor microenvironment (“TME”) by stimulating the activation and expansion of T cells against target antigen positive cells. This results in the modulation of the TME, creating a more pro-inflammatory environment, and the potentiation of anti-tumor activity by unleashing the tumor killing by T cells. We believe that our product candidates have the potential to advance the oncology treatment paradigm, amplifying immune-oncology treatment effects across the spectrum of melanoma and other tumor types.

Our lead therapeutic cancer vaccine candidate, IO102-IO103, which in the U.S. is known as Cylembio® (imsapepimut and etimupepimut, adjuvanted), is designed to target cancer cells and immune-suppressive cells in the TME that express indoleamine 2,3-dioxygenase (“IDO”) and programmed death ligand 1 (“PD-L1”). In an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma, Cylembio in combination with nivolumab, an anti-programmed cell death 1 (“PD-1”) checkpoint inhibitor, demonstrated proof of concept by increasing the overall response rate (“ORR”) and median length of progression free survival (“PFS”) compared to what has been reported with an anti-PD-1 antibody alone. Safety was the primary endpoint of this trial, immune response was the secondary endpoint and clinical efficacy was the tertiary endpoint. The clinical efficacy endpoints in this trial included objective response (“OR”), PFS and overall survival (“OS”). The combination induced meaningful tumor regression and achieved rapid, deep and durable responses with a favorable tolerability profile without adding systemic toxicity to what is typically seen with an anti-PD-1 monotherapy in this patient population. As of the January 5, 2023 data cut as published in the May 2023 Journal for ImmunoTherapy of Cancer, we observed a confirmed ORR of 73% as per RECIST 1.1, a complete response rate (“CRR”) of 50% and 25.5 months of PFS. Based on the results from this study, IO102-IO103, in combination with pembrolizumab, was granted BTD by the FDA for treatment of unresectable/metastatic melanoma and we initiated a global Phase 3 trial.

T-win Platform

Our T-win platform is a novel approach to therapeutic cancer vaccines designed to activate pre-existing T cells to target immunosuppressive mechanisms. Our T-win product candidates are designed to employ a dual mechanism of action: (1) direct killing of immune-suppressive cells, including both tumor cells and genetically stable cells in the TME, that express IDO and/or PD-L1 (in the case of Cylembio), Arginase 1 (in the case of IO112) or transforming growth factor beta 1 (“TGFβ1”, in the case of IO170), and (2) modulation of the TME into a more pro-inflammatory, anti-tumor environment. Our T-win platform is built upon our team’s deep understanding of both the TME and a tumor’s ability to evade surveillance and destruction by the immune system. Our approach is in contrast to previous methods that have sought to either block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed by tumor cells.

We are developing a pipeline of product candidates that leverage our T-win platform to address targets within the TME. In addition to melanoma, we are currently evaluating Cylembio in multiple solid tumor indications. We are also focusing on additional targets that play key roles in immunosuppression and that are expressed in a broad range of solid tumors. Our current pipeline of product candidates and expected upcoming milestones are summarized in the tables below.

* In combination with pembrolizumab

NSCLC = non-small cell lung cancer, SCCHN = squamous cell carcinoma of the head and neck

Potentially Registrational Phase 3 IOB-013/KN-D18 Trial

We enrolled the first patient in a potentially registrational Phase 3 trial for Cylembio® in combination with pembrolizumab as first-line treatment in advanced melanoma, the IOB-013/KN-D18 trial, in May of 2022. In June 2023, we announced that we amended the protocol and increased the target number of patients to be enrolled in the Phase 3 trial from an original 300 patients to a revised 380 patients to potentially accelerate the timeline to reach the analysis of the primary endpoint of PFS. In November 2023, we fully enrolled the Phase 3 trial (380 patients) ahead of schedule with nearly half the patients enrolled during the final six months of enrollment. We included all patients who met the study criteria and who were in screening when the target enrollment was achieved, resulting in a total of 407 patients being enrolled in our IOB-013/KN-D18 trial.

The PFS analysis is event-driven and has been planned to be conducted when 226 events (progression or death) in the trial have occurred in the study. With 226 events, the primary endpoint of PFS is powered at 89% to detect a hazard ratio of 0.65. The rate of events has slowed in the study, as such, we now expect the readout of the PFS primary endpoint in the third quarter of 2025. We continue to plan to submit a BLA to the FDA in 2025 and potentially make our first therapeutic cancer vaccine available for patients in the U.S. with advanced melanoma in 2026.

To ensure the safety of patients in the IOB-013/KN-D18 trial, safety reviews continue to be conducted by the independent data monitoring committee (“IDMC”). As of December 31, 2024, five IDMC safety reviews have been completed for an assessment of patient safety across both treatment arms in the trial. The recommendation after all five IDMC reviews was that the trial continue without modifications.

The Phase 3 trial protocol also called for a planned interim analysis of ORR to be conducted 12 months after the 225th patient was randomized. When we designed the interim analysis, we assumed that patients treated with Cylembio in combination with pembrolizumab would show an ~18- percentage point improvement in ORR compared to the patients treated with pembrolizumab alone. There was a high statistical bar for the Phase 3 interim analysis (p≤0.005), which was set to preserve most of the alpha for the primary endpoint of PFS. In August 2024, the IDMC for the IOB-013/KN-D18 trial conducted its review of planned interim analysis and determined that the data did not meet the criteria to declare superiority of ORR. Based on their review of safety and efficacy data, the IDMC recommended that the trial continue without modifications to the PFS analysis and noted that no new safety signals were observed.

Phase 2 IOB-022/KN-D38 Basket Trial

We are also investigating Cylembio® in several other solid tumor indications. We are conducting a Phase 2 basket trial, the IOB-022/KN-D38 trial, which is investigating multiple first-line solid tumor indications in treatment naïve patients for metastatic disease. This basket trial is designed to investigate the safety and efficacy of Cylembio in combination with pembrolizumab in patients with metastatic non-small cell lung cancer (“NSCLC”), adenocarcinoma histology, with PD-L1 TPS ≥ 50% (cohort A), and recurrent and/or metastatic squamous cell carcinoma of the head and neck (“SCCHN”) with CPS ≥ 20 (cohort B). We initiated the IOB-022/KN-D38 trial in April 2022 and closed enrollment in June 2024 with 37 patients enrolled in cohort A and 21 patients enrolled in cohort B. Study protocol-specified pembrolizumab monotherapy benchmarks for the primary endpoint of ORR are Keynote-042 study (39%) for the NSCLC cohort A and Keynote-048 study (23%) for the SCCHN cohort B.

As presented at the European Society for Medical Oncology (“ESMO”) conference held in Barcelona in September 2024, results from the IOB-022/KN-D38 Phase 1/2 study of Cylembio in combination with pembrolizumab in recurrent and/or metastatic SCCHN met its primary end point of ORR. Of the 21 patients enrolled in cohort B, 18 were efficacy evaluable and met the primary endpoint for this cohort with activity with a confirmed ORR of 44.4%. Among the secondary endpoints, the data showed an encouraging 6.6-month median PFS, and a 66.7% disease control rate (“DCR”). We expect that the cohort B efficacy study results will satisfy certain clinical conditions precedent in the Company's loan facility with the European Investment Bank (“EIB”) that will provide the Company access to a tranche of financing in the principal amount of €12.5 million. For more information on the EIB Loan Facility, please see Note 8, “Term Loan Facility” within this Annual Report on Form 10-K.

As presented at the Society for Immunotherapy of Cancer (“SITC”) annual meeting in Houston, Texas in November 2024, preliminary results from the IOB-022/KN-D38 Phase 1/2 study of Cylembio in combination with pembrolizumab in first line metastatic NSCLC were encouraging. Of the 37 patients enrolled in cohort A, 31 were efficacy evaluable and the data demonstrated promising activity with a 55% unconfirmed/48% confirmed ORR, respectively, in efficacy evaluable patients, an encouraging 8.1-month median PFS, no disease progression at 12 months in approximately 50% of the patients, and an 81% DCR. Duration of response (“DOR”) had not yet matured at this data cut off period.

Most common reported adverse events in the trial were Grade 1-2 injection site reaction. Safety profile of the combination in this study was consistent with previously reported data when combined with anti-PD-1 monotherapy, with no added significant systemic toxicity.

Phase 2 IOB-032/PN-E40 Basket Trial

We have initiated a basket trial to investigate Cylembio in combination with pembrolizumab in a perioperative cancer setting. In April 2023, the FDA cleared the Company’s Investigational New Drug (“IND”) application for the evaluation of Cylembio in combination with pembrolizumab, given before (neoadjuvant) and after (adjuvant) surgery in patients with resectable melanoma and SCCHN, the IOB-032/PN-E40 trial. The trial is a Phase 2, open-label, multi-cohort trial evaluating neoadjuvant and adjuvant treatment with Cylembio in combination with pembrolizumab in patients with resectable melanoma (cohorts A and C) or SCCHN (cohort B). Cohorts A and B are single-arm, whereas in cohort C, melanoma patients are randomized 1:1 to neoadjuvant treatment with either combination Cylembio with pembrolizumab or pembrolizumab alone.

In the neoadjuvant period, treatment is every three weeks (Q3W) for three cycles (melanoma) or two to three cycles (SCCHN). Patients entering the study will be scheduled for surgery and begin neoadjuvant treatment 4-9 weeks prior to surgery. Surgery will then be followed by adjuvant treatment with the same regimen for 15 cycles. Cohort C patients with poor pathological response to pembrolizumab alone in the neo-adjuvant phase (>10% residual viable tumor) may cross over to combination treatment post-surgery. The primary endpoint is major pathological response at surgery (≤10% residual viable tumor; central assessment). Safety, event-free survival (“EFS”) and disease-free survival (“DFS”) are secondary endpoints. For translational research purposes, paired pre- and post-treatment tumor tissue and blood samples will be collected. As of January 2025, the study has completed enrollment for all cohorts ahead of schedule and we expect to begin reporting data from this trial in 2025.

Preclinical Development

IO112 is our fully owned, novel investigational product candidate containing a single Arginase 1-derived peptide designed to engage and activate Arginase 1-specific human T cells. IO112 is designed to target T cells that recognize epitopes derived from Arginase 1, which is an immunoregulatory enzyme highly expressed in difficult-to-treat tumors associated with high levels of myeloid-derived suppressor cells (“MDSCs”) including renal cell carcinoma, head and neck, breast, pancreatic, ovarian, colorectal and prostate cancers. Arginase overexpression is a well-documented tumor escape mechanism.

Arginase 1-derived peptides were studied in a single-arm first-in-human Phase 1 trial in patients with solid tumor types known to be positive for Arginase. The study was conducted in an investigator-initiated trial at the University Hospital of Herlev, Copenhagen. There were no significant safety concerns and no reported vaccine related Grade 3-4 events. Nine out of ten patients had measurable peptide specific immune responses in peripheral blood.

As presented at SITC in November 2024, preclinical data for IO Biotech’s second T-win® vaccine candidate, IND-ready IO112 targeting Arginase 1, demonstrates anti-tumor activity with dynamic changes in the TME driven by the vaccine-targeted modulation of immunosuppressive tumor-associated macrophages (“TAMs”). The Company anticipates filing an IND for IO112 in 2025.

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

We believe that targeting TGFβ1 expressing cells in the TME via a vaccine approach presents a novel and attractive way to modulate the pathway and drive therapeutic benefit in the cancer setting. We are developing and characterizing TGFβ1-selective peptide vaccines capable of inducing strong immune responses. Preclinical data thus far demonstrate that treatment with TGFβ vaccines leads to both activation of T cells and reduction of tumor growth, associated with proinflammatory signatures in the TME. We are currently conducting further experimental work to elucidate the cellular and molecular mechanisms of a TGFβ1 vaccine to support further development of a TGFβ1 vaccine (IO170) to modulate the TME for therapeutic benefit in a wide range of cancer indications. We plan to continue IND-enabling studies for IO170 in 2025.

Development of IO102 and IO103

Our development of Cylembio® is based on our prior separate development of IO102 and IO103. IO102 is our fully owned novel product candidate containing a single IDO-derived peptide sequence designed to engage and activate IDO-specific human T cells. IDO small molecule inhibitors have shown clinical potential in combination with PD-1 antibodies in early clinical trials, but have not been able to demonstrate the same level of efficacy in later-stage clinical trials. Our Phase 1 non-randomized trial of IO101, our first-generation IDO therapy, in NSCLC resulted in proof-of-concept for our approach, with 47% of patients displaying clinical benefit and an OS of 26 months in the treatment arm compared to 8 months in the group receiving standard of care. There were no Grade 3 or higher adverse events.

On April 9, 2024, a poster presentation of new non-clinical data further supporting the dual mechanism of action of Cylembio was delivered at the American Association for Cancer Research Annual Meeting in San Diego, California. While further studies are needed to fully discern the relationship between IDO1+/PD-L1+ target populations within the TME and the impact of IDO1/PD-L1 targeted vaccination, we believe the data presented support the use of a dual antigen approach to reduce immunosuppression and enhance anti-tumor effects.

Our Strategy

To achieve our goals, we aim to leverage our T-win platform to transform cancer treatments by creating a broad portfolio of immune-modulatory, off-the-shelf therapeutic cancer vaccines focused on targets within the TME.

The key elements of our strategy are to:

•
Advance our lead product candidate, Cylembio, toward approval in combination with anti-PD-1 therapy in first-line treatment of advanced melanoma. We were granted BTD by the FDA for our IO102-IO103 cancer vaccine in combination with pembrolizumab in December 2020 and enrolled the first patient in the IOB-013/KN-D18 trial of Cylembio in combination with pembrolizumab as a first-line treatment in advanced melanoma in May of 2022. We completed total enrollment (407 patients) of the trial in December 2023 and expect the outcome of the PFS analysis in the third quarter of 2025. If the data are supportive based on the primary endpoint of PFS, we plan to submit marketing applications in a number of countries, including the U.S and European Union;

•
Broaden clinical development of Cylembio® into other solid tumor settings through basket trials in the first line metastatic and neoadjuvant / adjuvant treatment settings. We are executing a Phase 2 basket trial, the IOB-022/KN-D38 trial, of Cylembio in combination with pembrolizumab in the first line solid tumor setting. We enrolled the first patient in our Phase 2 basket trial in solid tumors in 2022 and completed enrollment of the trial in June 2024. Encouraging data providing signal of activity in other hard to treat patient populations from the study was presented at ESMO and SITC for SCCHN (cohort B) and NSCLC (cohort A), respectively, and final follow up data is expected in 2025 for each cohort. Additionally, in April 2023, the FDA cleared the Company’s IND for the evaluation of Cylembio in the neoadjuvant/adjuvant treatment of solid tumors in the IOB-032/PN-E40 trial. As of January 2025, the study has completed enrollment for all cohorts ahead of schedule and we expect to begin reporting data from this trial in the second half of 2025. These two basket trials build on the data that we have generated from prior trials of our product candidates, IO102 and IO103, including the anti-tumor activity that we have observed with the use of our first-generation IDO compound in NSCLC;
•
Leverage our T-win® platform to design and advance a portfolio of novel immune-modulatory, off-the-shelf therapeutic cancer vaccine product candidates, including IO112 and additional future product candidates. Since inception, our T-win platform has allowed us to rapidly identify and develop multiple pipeline candidates. Our product candidate, IO112, targets Arginase 1, which is over-expressed in solid tumors where MDSCs are known to play key roles in immune resistance. The Company plans to submit an IND for IO112 in 2025. We are also continuing to evaluate other targets within the TME, including TGFβ1, and intend to leverage our T-win platform to bring additional product candidates into the clinic over time which could be used alone or in combination with other candidates. We believe that targeting TGFβ1 expressing cells in the TME via a vaccine approach presents a novel and attractive way to modulate the pathway and drive therapeutic benefit in cancer setting. We plan to continue preclinical studies of a TGFβ1 vaccine in 2025;
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
•
Maximize the value of our product candidates and pipeline by selectively entering into strategic collaborations. All of our compounds are home grown using the T-win platform, and we hold the worldwide development and commercial rights. In order to speed up the clinical development of our candidates, we are actively looking for strategic partnering opportunities. These partnerships are meant to provide additional resources and expertise to maximize the success of our development efforts, support the potential commercialization of our products globally and expand our life cycle management; and
•
Build a leading immune-modulatory, off-the-shelf therapeutic cancer vaccine company while maintaining a strong culture of innovation, valuing diversity and putting patients at the center of everything we do. We will continue to apply our deep understanding of the TME to the discovery and development of novel, immune-modulatory, off-the-shelf therapeutic cancer vaccines that have the potential to provide breakthroughs for cancer patients. We place a high value on the diversity of our team – including gender and background – to foster this culture of innovation.

Our Approach to Therapeutic Cancer Vaccines

Our product candidates are designed to induce the immune system to simultaneously target and disrupt multiple pathways that regulate tumor-induced immunosuppression. We believe this represents a paradigm shift in the management of cancer and that our product candidates have the potential to become cornerstones of combination treatment regimens of multiple solid tumors. Our T-win platform is built upon our team’s deep understanding of both the TME and a tumor’s ability to evade surveillance and destruction by the immune system.

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

The Key Immune Activators and Suppressors in Anti-tumor Responses

Cell types	Immune Activators	Immune Suppressors
Antigen Presenting Cells (“APCs”) A group of immune cell types that mediate cellular immune responses by processing and presenting antigens to lymphocytes.	Macrophages and Dendritic cells Both termed professional APCs, because of their ability to initiate a T cell response to novel antigens.

Tumor-associated macrophages (“TAMs”), tolerogenic dendritic cells (“DCs”) and myeloid-derived suppressor cells (“MDSCs”)

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

Regulatory T cells (“Tregs”) Tregs suppress activation, proliferation and cytokine production of CD4+ and CD8+ T cells and APCs.

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

These immune markers are often dysregulated and over-expressed in a wide range of cancers. The figure below shows the role of these molecules in immunosuppression within the TME:

Figure 1: Selected Drivers of Immunosuppression in the TME

Engaging the Immune System to Fight Cancer

In recent years, rapidly growing understanding of the interaction between cancer and the immune system, known as immuno-oncology, has led to the development of a number of therapeutic approaches that aim to counter the tumor-driven immunosuppression in the TME, to allow the immune system to fight cancer. These approaches include:

•
Checkpoint Inhibitors: Checkpoint inhibitors include PD-1, PD-L1 antibodies and cytotoxic T-lymphocyte associated protein 4 (“CTLA-4”), among others. PD-1 and PD-L1 antibodies block the immunoregulatory functions of PD-1 and PD-L1, respectively, allowing T cell-mediated immune responses against tumor cells. PD-1 and PD-L1 antibody therapies have shown significant clinical efficacy resulting in broad commercial success. However, while such therapies are highly effective in certain subsets of patients with specific types of tumor, there are a significant number of cancer patients for whom these therapies are not effective.

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

These immuno-oncology approaches typically block a single immunosuppressive pathway employed by tumors or direct the immune system against antigens or neoantigens expressed by tumors cells. We believe that, by directing the immune system against both tumor cells and other healthy cells within the TME that express immunosuppressive molecules such as PD-L1 or IDO, we have the potential to drive significant benefits for patients by transforming the immune balance within the TME.

Our Approach: Targeting The TME With Our T-win® Platform

Our T-win platform is a novel approach to immune-modulatory, off-the-shelf therapeutic cancer vaccines designed to activate pre-existing T cells to target immunosuppressive mechanisms. Our T-win product candidates are designed to employ a dual mechanism of action: (1) direct killing of immune-suppressive cells, including both tumor cells and genetically stable cells in the TME, that express key immunosuppressive proteins such as IDO and PD-L1 and (2) modulation of the TME into a more pro-inflammatory, anti-tumor environment. This is in contrast to previous methods that have sought either to only block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed only by tumor cells. We believe that our dual mechanism approach has the potential to induce tumor regression, establish lasting and durable antitumor response, and achieve manageable tolerability for patients.

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

Key Components of Our T-win® Platform

Based on this discovery, we created our T-win platform to direct the immune system against, both tumor cells and genetically stable cells within the TME that express immunosuppressive proteins, with the goal of transforming the immune balance within the TME.

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

T-win Platform Mechanism of Action

Our product candidates are designed to drive the activation and expansion of T cells reactive to immunosuppressive antigens. Upon trafficking these T cells into the tumor site, effective anti-tumor response is induced by a dual mode of action:

•
Recognition and elimination of tumor cells; and
•
Recognition and elimination of immune-suppressive cells.

We believe our T-win platform offers a novel approach that targets both tumor cells as well as genetically stable host immune-suppressive cells in order to avoid immune escape. By attracting pro-inflammatory cells against immunosuppression within the TME, T-win product candidates are designed to alter the immunologically unfavorable TME environment into a pro-inflammatory milieu, thereby enhancing effective anti-tumor T cell responses. We believe that our T-win platform is the only existing platform that utilizes the intrinsic ability of cancer patients’ own T cells to target immunosuppression in the TME.

Administration of our T-win product candidates via subcutaneous injection selectively activates and expands pre-existing CD4+ and CD8+ T cell responses against the T-win product candidate targeted antigens, such as those derived from IDO, in the draining lymph nodes. The resulting T cells migrate to the tumor sites, where target cells with elevated expression of T-win product candidate targeted antigens are found in the TME. Upon recognition and engagement of the targeted cells, the T cells either directly eliminate the cells by cytotoxic lysis or respond by the release of proinflammatory cytokines. Elimination of immune-suppressive target cells and concomitant immune modulation of the TME into an inflamed environment results in net enhancement of T effector infiltration and enhanced anti-tumor responses.

Figure 4: Illustration of T-win® Platform Mechanism of Action

Advantages of the T-win Platform

We believe our T-win platform has the potential to pave the way for novel cancer vaccines with increased therapeutic effect and limited additional tolerability concerns. Potential advantages of our T-win platform include:

•
Durability of response: T-win product candidates are designed to target not only tumor cells but also genetically stable healthy immune-suppressive cells, with the aim of avoiding immune escape. We believe that our approach of killing direct and indirect targets may lead to immune memory, and thus sustained anti-tumor effect over time;
•
Multiple antigen design: Our product candidates include multiple antigens. The rationale behind this approach is based on the complexity of cancer, where individual patients suffering from the same cancer indication may have a different expression of immunoregulatory antigens and as a result may not respond to a single epitope treatment. We believe that an approach of targeting separate immune resistant pathways in the TME will enable our product candidates to address a larger pool of patients than therapies that are currently available are able to reach;
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

Completed Trials

Investigator-initiated, single-arm Phase 1/2 trial in metastatic melanoma

Our lead product candidate, Cylembio®, combines our two fully owned, novel, immune-modulatory, off-the-shelf cancer vaccines, IO102 and IO103, which are designed to target IDO+ and PD-L1+ cells, respectively. IDO and PD-L1 are often dysregulated and over-expressed in a wide range of solid tumors, and result in the inhibition of the body’s natural pro-inflammatory anti-tumor response within the TME. Cylembio is designed to employ our novel dual mechanism of action approach. This is in contrast to previous approaches which have sought to block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed by tumor cells. By combining IO102 and IO103 in a single treatment regimen, we also aim to provide a synergistic therapeutic effect on tumors.

On December 14, 2020, the FDA granted us BTD for the IO102-IO103 cancer vaccine in combination with pembrolizumab for the treatment of patients with unresectable or metastatic melanoma based on data from the Phase 1/2 clinical trial, MM1636. A BTD enables us to solicit more frequent and intensive guidance from the FDA as to how to conduct an efficient development program for Cylembio. The MM1636 trial was an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma receiving Cylembio and nivolumab, an anti-PD-1 monoclonal antibody that demonstrated proof of concept. As of the January 5, 2023 data cut as published in the May 2023 Journal for ImmunoTherapy of Cancer, 30 PD-1 naïve patients were enrolled with a minimum follow-up time of 45.3 months. Median OS was not reached, median PFS was 25.5 months, and 50% of patients (15/30) achieved a CR, or complete disappearance of their tumors, and we observed a confirmed ORR of 73% as per RECIST 1.1. Ten patients who were anti-PD-1 antibody therapy resistant and enrolled in cohort B in this study had no response to therapy, which we believe shows that our vaccine works best in front-line metastatic melanoma patients, as we expected in this setting. Overall safety and tolerability of the combination was favorable, with no significant added systemic toxicity from what has been reported with nivolumab alone. While a total of five patients (17%) experienced a treatment-related high-grade adverse event (Grade 3-5), and 17% discontinued treatment with both nivolumab and Cylembio, data from this trial suggests a manageable tolerability profile for patients. In addition, we have observed treatment-induced infiltration of CD3+/CD8+ T cells into the tumor site in responding patients and detected IO102 and/or IO103-specific T cells in tumors after treatment in correlative biomarker data where this was analyzed.

While the MM1636 trial investigated Cylembio in combination with nivolumab, we made the business decision to investigate Cylembio in combination with pembrolizumab as first-line treatment in advanced melanoma in our Phase 3 pivotal trial, the IOB-013/KN-D18 trial. Nivolumab and pembrolizumab are both immunoglobulin G4 (“IgG4”) subclass antibodies that target the PD-1 receptor. In a comparative data analysis by Moser (Annals of Oncology 2020), researchers found no difference between the effectiveness of frontline pembrolizumab and nivolumab in patients with advanced melanoma.

Current Trials

Potentially Registrational Trial in Melanoma Under BTD by FDA

Figure 5: Schematic Clinical Development Diagram: IOB-013/KN-D18 Trial

Based on the results of the MM1636 trial, we recruited for a multicenter, international, open-label, randomized, two-arm Phase 3 potentially registrational trial of Cylembio®, the IOB-013/KN-D18 trial, in combination with pembrolizumab as first-line treatment for patients with previously untreated unresectable or metastatic (advanced) melanoma. The Phase 3 trial initially had a target enrollment of 300 patients randomized into either the experimental arm of Cylembio in combination with pembrolizumab or the pembrolizumab control arm. As of June 2023, we had randomized 225 patients. In addition, on June 14, 2023, we announced that we increased enrollment in the IOB-013/KN-D18 study to 380 randomized patients and the trial reached full enrollment ahead of schedule in November 2023. We included all patients who met the study criteria and who were in screening when the target enrollment was achieved, resulting in a total of 407 patients being enrolled in our IOB-013/KN-D18 trial. All patients will receive pembrolizumab 200 mg intravenously every three weeks for a maximum of 35 cycles, corresponding to approximately two years of treatment. Patients randomized to the experimental arm will also be given Cylembio every three weeks with an additional dose given during the induction period on Day 8 of cycles 1 and 2. Cylembio will thereafter be administered subcutaneously every three weeks during the maintenance period. Each patient can be treated for a maximum of 37 administrations in total, corresponding to approximately two years of treatment.

The PFS analysis is event-driven and has been planned to be conducted when 226 events (progression or death) in the trial have occurred in the study. With 226 events, the primary endpoint of PFS is powered at 89% to detect a hazard ratio of 0.65. We completed enrollment in the IOB-013/KN-D18 trial in December 2023 with 407 patients. The rate of events has slowed in the study, as such, we now expect the readout of the PFS primary endpoint in the third quarter of 2025. We continue to plan to submit a BLA to the FDA in 2025 and potentially make our first therapeutic cancer vaccine available for patients in the U.S. with advanced melanoma in 2026.

To ensure the safety of patients in the IOB-013/KN-D18 trial, concurrent safety reviews continue to be conducted by the IDMC. As of December 31, 2024, five IDMC safety reviews have been completed for an assessment of patient safety across both treatment arms in the trial. The recommendation after all five IDMC reviews was that the trial continue without modifications.

The Phase 3 trial protocol also called for a planned interim analysis of ORR to be conducted 12 months after the 225th patient was randomized. When we designed the interim analysis, we assumed that patients treated with Cylembio in combination with pembrolizumab would show an ~18- percentage point improvement in ORR compared to the patients treated with pembrolizumab alone. There was a high statistical bar for the Phase 3 interim analysis (p≤0.005), which was set to preserve most of the alpha for the primary endpoint of PFS. In August 2024, the IDMC for the IOB-013/KN-D18 trial conducted its review of planned interim analysis and determined that the data did not meet the criteria to declare superiority of ORR. Based on their review of safety and efficacy data, the IDMC recommended that the trial continue without modifications to the PFS analysis and noted that no new safety signals were observed.

The pembrolizumab for this Phase 3 trial is being supplied by Merck pursuant to a Clinical Trial Collaboration and Supply Agreement that we entered into in September 2021.

Clinical Development in First-Line Indications

Figure 6: Schematic Clinical Development Diagram: IOB-022/KN-D38 Trial

* KEYNOTE-042 (pembro alone in 1L NSCLC PD-L1 ≥ 50%): ORR 39% (Mok TSK, et al. Lancet 2019; 393(10183):1819-30)

** KEYNOTE-48 (pembro alone in 1L SCCHN CPS PD-L1 ≥ 20): ORR 23% (Burtness B, et al. Lancet 2019; 394(10212):1915-28)

EudraCT No. 2021-003026-69; ClinicalTrials.gov No. NCT05077709; 1. Riess JW, et al. Presented at ESMO 2023. Poster 1038P.

Riess JW, et al. Presented at ESMO 2024. Poster 1022P

In addition to the IOB-013/KN-D18 trial discussed above, we are executing a Phase 2 basket trial, the IOB-022/KN-D38 trial, to investigate multiple solid first-line tumor indications in anti PD-1/PD-L1 treatment naïve patients with metastatic disease, such as NSCLC and SCCHN. In the NSCLC portion of the trial we are investigating Cylembio® in patients expressing PD-L1 ≥50%, a patient population similar to Cohort A in our Phase 1/2 trial of IO102 in combination with pembrolizumab as first line treatment for patients with metastatic NSCLC. Study protocol-specified pembrolizumab monotherapy benchmarks for the primary endpoint of ORR are Keynote-042 study (39%) for the NSCLC cohort A and Keynote-048 study (23%) for the SCCHN cohort B.

Our IOB-022 trial is a non-comparative, open label, unblinded trial and investigates the safety and efficacy of Cylembio in combination with pembrolizumab, intended to investigate each of the following metastatic first-line indications:

•
NSCLC with PD-L1 TPS ≥50%
•
SCCHN (HPV +/-) with PD-L1 CPS ≥20

The primary endpoint of the Phase 2 trial is ORR, with secondary endpoints of PFS according to RECIST 1.1, DoR, DCR, OS and safety reporting.

We initiated the IOB-022/KN-D38 trial in April 2022 and closed enrollment in June 2024 with 37 patients enrolled in cohort A and 21 patients enrolled in cohort B. The study enrolled patients in three countries (the United States, Spain and the United Kingdom) at 22 sites.

As presented at ESMO in September 2024, results from the IOB-022/KN-D38 Phase 1/2 study of Cylembio in combination with pembrolizumab in recurrent and/or metastatic SCCHN met its primary end point of ORR. Of the 21 patients enrolled in cohort B, 18 were efficacy evaluable and met the primary endpoint for this cohort with a confirmed ORR of 44.4%. Among the secondary endpoints, the data showed an encouraging 6.6-month median PFS, and a 66.7% DCR.

As presented at SITC in November 2024, preliminary results from the IOB-022/KN-D38 Phase 1/2 study of Cylembio® in combination with pembrolizumab in first line metastatic NSCLC were encouraging. Of the 37 patients enrolled in cohort A, 31 were efficacy evaluable and the data demonstrated promising activity with a 55% unconfirmed/48% confirmed ORR, an encouraging 8.1-month median PFS, no disease progression at 12 months in approximately half of the patients, and an 81% DCR. DOR has not yet matured at this data cut off period.

Most common reported adverse events in the trial were Grade 1-2 Injection site reaction. Safety profile of the combination in this study was consistent with previously reported data when combined with anti-PD-1 monotherapy, with no added significant systemic toxicity.

Decisions regarding further clinical development and larger study plans will be made based on evaluation of final data from the NSCLC and SCCHN cohorts. Final data is expected in 2025 for each cohort.

Figure 7: Schematic Clinical Development Diagram: IOB-032/PN-E40 Trial:

ECOG = Eastern Cooperative Oncology Group; ClinicalTrials.gov No. NCT05280314

In addition to the IOB-022 trial, we have initiated a Phase 2 basket trial, the IOB-032/PN-E40 trial, to investigate Cylembio in combination with pembrolizumab in a perioperative setting and used before and after surgery as a neoadjuvant/adjuvant therapy in multiple solid tumor indications in anti-PD-1/PD-L1 naïve settings, focused initially on melanoma and SCCHN. The trial is a multicenter, multi-cohort clinical trial, that has enrolled 93 patients at sites in the United States, Europe, and Australia to evaluate anti-tumor activity, safety, and biomarker data of Cylembio in combination with pembrolizumab as neoadjuvant and adjuvant treatment in patients with resectable tumors. In April 2023, the FDA cleared our IND application for the IOB-032/PN-E40 trial. As of January 2025, the trial completed enrollment for all cohorts.

The trial enrolled patients in six countries (Australia, the United States, France, Germany, Denmark, and Spain) at 20 sites. Completed patient enrollment for the following cohorts are as follows:

•
Cohort A: Melanoma (n=18)
•
Cohort B: SCCHN (n=16)
•
Cohort C: Melanoma (n=61)

The primary endpoint is major pathologic response (“MPR”), which refers to reduction in viable tumor cells after treatment, defined as pCR (0% residual viable tumor) or near pathological complete response (“pCR”) (≤10% residual viable tumor) in the resected tumor tissue after neoadjuvant treatment (by central assessment). Secondary endpoints include pCR, pathologic tumor response at surgery, ORR, DFS, EFS, and safety. Following enrollment of cohorts A and B, we filed a protocol amendment with the FDA in December 2023 to initiate enrollment of new patients with resectable melanoma in a randomized cohort C study in the IOB-032/PN-E40 trial. Patients in cohort C were randomized 1:1 to receive the neoadjuvant treatment of either Cylembio in combination with pembrolizumab or pembrolizumab alone, and will continue with the same regimen in the post-surgery phase. The Company expects to begin reporting data from this trial in the second half of 2025.

Our Product Candidates

We are developing a pipeline of product candidates that leverage our T-win® platform to address targets within the TME. We are currently investigating Cylembio® in the IOB-013/KN-D18 trial, the IOB-022/KN-D38 trial and the IOB-032/PN-E40 trial. We are also developing earlier stage product candidates that target additional immunosuppression-related targets that are expressed in a broad range of solid tumors, which include our next product candidate, IO112, that targets Arginase 1 and the further development of a TGFβ1 vaccine, IO170.

Our Target Indications

Melanoma

Cylembio is currently being tested in the IOB-013/KN-D18 in treatment-naïve patients with unresectable or metastatic (advanced) melanoma. Unresectable, metastatic melanoma is a serious and life-threatening disease with a clear unmet medical need. As of January 2025, melanoma is the seventeenth most diagnosed cancer worldwide and fifth most common cancer in the United States. According to the National Cancer Institute (“NCI”), it was estimated that approximately 331,000 patients are newly diagnosed annually, with over 58,000 deaths. Further, data from Evaluate Pharma estimated that the melanoma market generated $7.2 billion in revenue globally in 2023, with the potential to grow to $13.2 billion in 2030 with a compounded annual growth rate (“CAGR”) of 9%. The incidence of cutaneous melanoma is also increasing, and advanced melanoma (unresectable or metastatic) is fatal if left untreated. According to Ascierto (JAMA Oncology 2019), Robert (New England Journal of Medicine 2019), Larkin (New England Journal of Medicine 2019), and research conducted by the Melanoma Research Alliance, the median OS in patients with stage IV melanoma (untreated) regardless of BRAF mutation status is between 37 to 39 months and five-year OS is approximately 23%. Anti-PD-1 monotherapy leads to a five-year OS of approximately 43-51%, while anti-CTLA-4 and anti-PD-1 combination therapy can increase five-year OS to approximately 52%, but is associated with considerable toxicity. Accordingly, we believe there is a clear, unmet need for improved combination therapies with the potential to enhance anti-PD-1 efficacy without a significant increase in toxicity.

Historical and Current Standard of Care

Historically, chemotherapy, with or without interferon-alpha (“IFN-α”) or interleukin 2 (“IL-2”), was offered to patients with advanced melanoma, with limited results. Although in the last decade the treatment of advanced melanoma has improved with the regulatory approval of many novel agents, the current standard of care does not work for many patients. Before the availability of these treatments, according to Maio (Journal of Clinical Oncology 2015) and Garbe (The Oncologist 2011), patients with advanced melanoma had a median survival time of approximately ten months. According to Robert (New England Journal of Medicine 2019) and Larkin (New England Journal of Medicine 2019), the current long-term survival is at least 37 to 39 months for patients with advanced melanoma (regardless of BRAF mutational status) based on current standard of care.

The currently approved novel agents can be divided into two main categories:

•
Immunotherapies: Immune checkpoint inhibitors targeting CTLA-4, such as ipilimumab, and PD-1, such as nivolumab and pembrolizumab, indirectly activate the immune system. The immune system plays an important role in the regulation of melanoma, and intravenously administered immunotherapies help overcome immune suppression; and
•
Targeted agents: Orally administered selective inhibitors of mitogen-activated protein kinase (“MAPK”) directly inhibit the oncogene BRAF and MAPK pathway. According to Drummer (Lancet 2018), around 35-50% of advanced melanoma patients have a targetable BRAF mutation, and in approximately 90% of these cases, the mutation consists of valine substituted with glutamic acid at amino acid 600 (“BRAF V600”).

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

Table 1b: Selected Phase 3 Trial Update - American Society of Clinical Oncology (“ASCO”) 2023

For patients with tumors harboring a BRAF V600 mutation, treatment choices are between MAPK or checkpoint inhibitor therapy. Cross trial comparisons indicate that combined MAPK or BRAF plus MAPK kinase (“MEK”) has proven to have higher response rates than checkpoint inhibitor therapies. Data from cross trial comparisons suggest that the responses to checkpoint inhibitor therapies are slower in onset but more durable. For patients who are candidates for both treatments, standard of care guidelines recommend that checkpoint inhibitor therapies should be chosen as first-line therapy. Patients whose tumors are not progressing quickly and are not immediately threatening an important organ function, should be considered for checkpoint inhibitor therapies first, preserving MAPK for subsequent lines. However, American Society of Clinical Oncology guidelines do not recommend a specific order of therapies for patients with BRAF wild-type (“WT”) unresectable and metastatic cutaneous melanoma.

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

We are developing Cylembio® for potential treatment of patients with anti PD-1 naïve advanced melanoma who are candidates for anti PD-1 monotherapy, regardless of PD-L1 expression and BRAF mutation status, except for patients with rapidly progressing disease. We are also testing Cylembio as a neoadjuvant used before surgery, followed by adjuvant therapy after surgery, in patients with melanoma, in a basket trial, the IOB-032/PN-E40 trial, with multiple solid tumor indications. We completed enrollment in the IOB-032/PN-E40 trial ahead of schedule in January 2025.

Development of Cylembio in the First-line Setting

Summary

The MM1636 trial evaluated Cylembio in combination with an anti-PD-1 monoclonal antibody, nivolumab, in 30 anti-PD-1 naïve, first-line metastatic melanoma patients. A brief summary of the MM1636 trial is below:

•
30 patients from Herlev University Hospital in Denmark included in cohort A;
•
Baseline characteristics were largely comparable with benchmark trials with the majority of patients having one or more poor prognostic factors, such as negative tumor expression, M1c stage/visceral metastases and high lactate dehydrogenase (“LDH”);
•
Investigators initially observed an ORR of 80% (24 out of 30 patients); however, two of 24 patients in which a response was observed progressed before subsequent radiological confirmation, which resulted in a confirmed ORR of 73%. CRR was 50% with DOR not yet reached at a median follow up time of 45.3 months as of January 5, 2023;
•
Median PFS was 25.5 months and median OS had not yet been reached as of January 5, 2023;
•
Correlative biomarker data from the MM1636 trial support the mechanism of action of Cylembio in treated patients, based on the following observations;
•
Induction of systemic therapy (IO102+IO103)-specific T cell response in blood;
•
Treatment-induced increased infiltration of CD3+/CD8+ T cells into the tumor site with enhanced immune effector signature in responding patients;
•
Detection of Cylembio-specific T cells in tumors post treatment;
•
Ten patients (patients with anti-PD-1 de-novo refractory disease) from Herlev University Hospital in Denmark included in cohort B; and
•
Four of ten patients were enrolled into cohort C (patients with acquired anti-PD-1 resistance, meaning those who progressed after anti-PD-1 therapy), with enrollment completed in January 2023.

MM1636 Cohort A Trial Design and Patient Characteristics

The MM1636 trial consisted of three cohorts – cohorts A, B and C. Within each cohort, the trial was a Phase 1/2 single arm, single center trial with the primary objective to investigate safety and feasibility, secondary objective to investigate immunogenicity and tertiary objective to investigate clinical efficacy. While the size of the trial was deemed sufficient to evaluate safety, as a single arm trial, the MM1636 trial was not designed to provide statistically significant results in respect of its clinical efficacy endpoints. The MM1636 trial patients were treated with Cylembio® in combination with nivolumab for up to 47 weeks and thereafter continued with nivolumab treatment according to usual guidelines. Treatment consisted of 100 µg IDO long, 100 µg PD-L1 long1, 25 µl dimethyl sulfoxide (“DMSO”), 475 µl phosphate-buffered saline (“PBS”) and 500 µl Montanide. The treatment was administered biweekly for six weeks and then every 4 weeks for 41 weeks. Patients were given a maximum of 15 treatments during one year or until progression or undue adverse events. Nivolumab was administered according to the approved label for melanoma (3 mg/kg bi-weekly for up to two years). Because of the preclinical data on Cylembio, which provided support for the combination effect of our IDO and PD-L1 targeted candidates, IO102 and IO103, the MM1636 trial was not designed to evaluate the individual contributions of each component antigen.

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

Table 2: MM1636 Cohort A—Patient Characteristics

Tolerability

In the MM1636 trial cohort A, 77% of patients developed Common Terminology Criteria for Adverse Events (“CTCAE”) grade 1 and 2 injection site reactions that typically manifested as transient adverse events; 77% experienced injection site tenderness, 63% experienced granulomas, 23% experienced redness, 13% experienced pain, 13% experienced pruritus, and 3% experienced myalgia at the injection site. The injection site reactions that manifested were most likely related to the adjuvant Montanide. Two patients discontinued treatment after eight and 11 injections, respectively, due to granulomas, tenderness and pain that limited instrumental activities of daily living. Other CTCAE grade 1-2 AEs have included rash (47%), fatigue (47%), arthralgia (30%), diarrhea (30%), nausea (23%), amylase increase (20%), dry skin (27%), pruritus (27%), infusion reaction (17%), xerostomia (17%) and myalgia (17%).

A total of five patients (17%) experienced a high-grade adverse event (grade 3-5); four patients (13%) experienced CTCAE grade 3-4 AEs, one patient experienced a grade 3 maculopapular rash, one patient had a grade 3 adrenal insufficiency and two patients had a grade 3 arthralgia. One patient died (CTCAE grade 5) due to urosepsis with multi-organ failure and severe hyponatremia. In addition, the patient had experienced multiple AEs, including grade 3 colitis, grade 2 pneumonitis, grade 3 arthralgia, grade 2 vasculitis and grade 2 nivolumab induced infusion allergic reaction. The patient had symptoms of myocarditis at time of death with highly elevated troponin I. Bedside echocardiography showed an ejection fraction of 15%, which at baseline was 60%. The myocarditis was never confirmed pathologically. All the AEs leading to treatment discontinuation were considered by the investigator to be related to nivolumab. The rate of treatment-related adverse events leading to discontinuation of both nivolumab and Cylembio® was 17%.

Response Rate in Cohort A

Results from the MM1636 trial, with a cut-off date of January 5, 2023, showed an ORR of 80% (95% CI; 62.7-90.5%). Two of the 24 responding patients progressed before subsequent radiological confirmation, therefore the confirmed ORR was 73.3% (95% CI; 54.1% to 87.7%). The CRR was 50.0% (95% CI; 31.3% to 68.7%).

Table 3: Objective Response Rate by Investigator Review

Date of data cut-off:	January 5, 2023
Median follow-up	45.3 months
Evaluable patients	30
Responders (including unconfirmed responses)	80.0% (N = 24)
Confirmed responders	22
Best Overall (confirmed) Response Rate (Clopper Pearson Exact 95% CI)	73.3% (N=22/30) 54.1% to 87.7%
Complete Response Rate (Clopper Pearson Exact 95% CI)	50.0% (N=15/30) 31.3% to 68.7%
Partial Response Rate (Clopper Pearson Exact 95% CI)	23.3% (N=7/30) 9.9% to 42.3%
Best overall (confirmed) response rate by PD-L1 status (PD-L1<1% vs 1%)
PD-L1 positive patients (Clopper Pearson Exact 95% CI)	88.2% (N=15/17) 63.6% to 98.5%
PD-L1 negative patients (Clopper Pearson Exact 95% CI)	53.8% (N=7/13) 25.1% to 80.8%

Independent External Radiology Review

To substantiate the investigator assessed evaluation of efficacy, clinical response data was validated by blind independent external review. This was performed at an earlier cut-off date (January 2020) where an ORR of 76.7% (CI: 57.7%-90.1%) was reported with 50.0% achieving CR, 26.7% partial response (“PR”), and 3.3% stable disease.

Comparison With Contemporary anti PD-1 Treated Patients from the National Danish Metastatic Melanoma Database (“DAMMED”)

To address potential trial bias regarding treatment effect through post-hoc exploratory analysis, patients in the MM1636 trial were matched with patients from the DAMMED, which is a population-based database that retrospectively collects data on patients with metastatic melanoma in Denmark.

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

Tumor Shrinkage in Individual Patients in Cohort A

Data showing the percent change in target lesions from the baseline is shown in Figure 8. The effect was binary, as patients either responded (24 out of 30) or experienced disease progression (six out of 30). No patients showed stable disease (“SD”). The icons describe melanoma risk factors. Green bars indicating CR that are not at 100% tumor reduction are in patients with lymph node metastases, as lymph nodes do not disappear but normalize in size. Blue and green bars at 100% indicate the disappearance of target lesions, whereas some non-target lesions may remain based on RECIST 1.1. definitions. Six of the 30 patients experienced disease progression (orange bars).

Figure 8: MM1636 Cohort A—Waterfall Plot Showing Best Percentage Change in Target Lesion Size

CR = complete response, PR = partial response, PD = progressive disease

Timing and Durability of Response in Individual Patients in Cohort A

The swimmer plot in Figure 9 below presents individual patient-level data, including onset of PR, CR, PD and death. In addition, patients with ongoing responses as of the January 5, 2023 cut-off date are marked with an arrow. As of the January 5, 2023 cut-off date, response was still ongoing in ten patients. The majority of patients achieving a CR had one or more high risk factors (marked with icons) such as PD-L1 negative tumor expression, M1c stage/visceral metastases and high LDH as an indication severe disease.

CRs were observed more than 15 months after initial treatment, and as of the January 5, 2023 cutoff date, the CRR had improved to 50% for the latest included patients with a minimum follow-up of 30 months. We believe these data indicate good quality responses with a deep and durable response in most of the patients (Figure 9).

The median DOR was 27 months as of the January 5, 2023 cut-off date in the MM1636 trial, and 20 of the 22 patients with a radiologically confirmed response (at 12 weeks after the first response) had a response lasting greater than 182 days providing a durable response rate of 66.7% (20/30) (Figures 9 and 10).

Figure 9: MM1636 Cohort A—Durability and Deepening Responses

CR = complete response, PR = partial response, PD = progressive disease

Figure 10: MM1636 Cohort A—Duration of Response

Tumor Shrinkage and Durability of Response in Individual Patients Over Time in Cohort A

The rapid onset of response, deepening of responses over time and durability of responses in the MM1636 trial are shown in the spider plot for individual patients. Green, blue and red lines respectively indicate CR, PR and PD. Only six out of 30 patients experienced progressive disease at the first imaging timepoint (12 weeks) marked with red lines (Figure 11).

Figure 11: MM1636 Cohort A—Change in Target Lesions from Baseline Over Time

PFS in Patients from Cohort A

At a median duration of follow-up of 45.3 months (Figure 12), the median PFS was 25.5 months.

Figure 11: MM1636 Cohort A—Progression Free Survival

+ Censored; dotted lines show 95% Confidence Limits

Overall Survival

At a median duration of follow-up of 45.3 months, the median OS had still not yet been reached (Figure 12).

Figure 13: MM1636 Cohort A—Overall Survival

+ Censored; dotted lines show 95% Confidence Limits

Phase 1/2 Correlative Data

Correlative biomarker data from the MM1636 trial support the mechanism of action of Cylembio® in treated patients, based on the following observations:

•
Induction of systemic therapy (IO102+IO103)-specific T cell response in blood was confirmed in over 96% of treated patients (Table 4);
•
Confirmation of Cylembio-specific T cell clones homing into TME (Figure 14); and
•
Treatment-induced increased infiltration T cells into TME with enhanced immune effector signature in responding patients (Figure 15).

Table 4: Treatment-specific T cell Responses to IO102 (IDO) and/or IO103 (PD-L1)

	T-win® antigen- specific response at BASELINE	T-win antigen- specific response ON-TREATMENT
Response against IO102	10/30 (33.3%)	27/30 (90%)
Response against IO103	8/30 (26.7%)	25/30 (83.3%)
Response against IO102 and/or IO103	14/30 (46.7%)	29/30 (96.7%)

Figure 14: Increased Frequency of Cylembio®-expanded T cell Clones Detected in TME After Treatment

Cumulative frequencies of Cylembio-specific TCR rearrangements pre- and post-treatment in one CR patient are shown.

Figure 15: Treatment-induced Increased Infiltration T cells into TME with Enhanced Immune Effector Signature in Responding Patients

(A) In a CR patient (PD-L1 negative, LDH high, BRAF WT, M1c), immunohistochemistry (“IHC”) analysis of tumor sections before vs on-treatment revealed more than three-folds increase in infiltrating T cells (left), majority of which were antigen-experienced (positive for PD-1/LAG-3/T cell immunoglobulin and mucin domain-containing protein 3 (TIM-3), “Ag+ CD8+”) CD8+ T cells (right). (B) This was accompanied by increased signature of effector T cell activation with concomitant reduction in pro-tumorigenic genes.

MM1636 Cohort B

Ten patients with metastatic melanoma with progressive disease on anti-PD-1 therapy were enrolled from May 2019 to September 2022. A review of patient baseline characteristics for the ten patients with refractory (to an anti PD-1 therapy) melanoma who were included in cohort B of the MM1636 trial shows all patients to have BRAF wild-type tumors, and 50% with available PD-L1 status (n=8) were PD-L1<1%. Nine of the patients had normal LDH levels and two patients had disease stage M1c. The mean age was 68.5 years.

As of the January 5, 2023 data cutoff, all patients were off trial treatment due to progressive disease. The most frequently reported adverse events as considered related to nivolumab were CTCAE grade 1-2 fatigue (30%), nausea (30%) and dry skin (30%). Local injection site reactions were seen in 40% of the patients.

In terms of efficacy, the best overall response was stable disease in two (20%) patients and eight were progressive disease. The mOS was 16.7 months and the mPFS was 2.4 months.

In summary, patients who were PD-1 refractory and enrolled in cohort B in this study had no response to therapy, which we believe shows that our vaccine works best in front-line metastatic melanoma patients, as we expected in this setting.

Potential Opportunities for Cylembio®

Lung Cancer

Lung cancer is the leading cause of cancer death according to the American Cancer Society (“ACS”). The two main types of lung cancer are NSCLC and small cell lung cancer (“SCLC”). Worldwide, lung cancer is the second most diagnosed cancer and NSCLC is estimated to account for 85% of all lung cancer diagnoses. According to the International Agency for Research on Cancer of the World Health Organization, it was estimated that 2,108,000 patients were diagnosed with, and about 1,544,000 people would die from, NSCLC worldwide. According to the organization, the five-year survival rate for patients suffering from highly advanced, metastatic (Stage IV) lung cancers is estimated to be 28%. Globally, the NSCLC market was expected to generate $31.7 billion in revenue in 2023, growing to $60.3 billion in 2030 with a CAGR of 10%.

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

We have initiated development of Cylembio plus anti PD-1 in first-line treatment of metastatic solid tumors with high PD-L1 expression. NSCLC is one of the indications in our IOB-022/KN-D38 basket trial. As presented at SITC in November 2024, preliminary results from the IOB-022/KN-D38 Phase 1/2 study of Cylembio in combination with pembrolizumab in metastatic NSCLC demonstrated promising activity. Of the 37 patients enrolled in cohort A, 31 were efficacy evaluable with 55% unconfirmed ORR/48% confirmed ORR in efficacy evaluable patients, an encouraging 8.1-month median PFS, no disease progression at 12 months in approximately half of the patients, and an 81% DCR. DOR has not yet matured at this data cut off period.

Figure 16: IOB-022/KN-D38 NSCLC (Cohort A) - PFS and Confirmed OR

In both cohorts, the safety profile was consistent with previously reported data when combined with anti-PD-1 monotherapy, including no additional significant systemic toxicity compared to anti-PD-1 monotherapy.

Squamous Cell Carcinoma of the Head and Neck Cancer (SCCHN)

SCCHN includes cancers of the oral cavity, oropharynx, hypopharynx and larynx, and is the sixth most diagnosed cancer worldwide. According to the International Agency for Research on Cancer of the World Health Organization, it was estimated that 771,000 patients were diagnosed with, and about 385,000 people would die from, SCCHN worldwide. According to the organization, the five-year survival rate for patients suffering from SCCHN was estimated to be 50%. Globally, the SCCHN market generated $3.5 billion in revenue in 2023, and is expected to grow to $4.6 billion in 2030 with a CAGR of 6%. Locoregional SCCHN is treated with curative intent, but at a cost of functional impairment and locoregional recurrence or metastatic disease.

Standard first-line treatment for recurrent or metastatic (“R/M”) disease that is not amenable to local therapy was for more than a decade, cetuximab, an anti-epidermal growth factor receptor (“EGFR”) antibody, plus chemotherapy with platinum and 5-fluorouracil (the “EXTREME regimen”), which provides a mOS of about 10 months and is associated with substantial adverse events, according to Vermorken (New England Journal of Medicine 2008).

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

In the United States, the head and neck cancer market was expected to generate $1.7 billion in revenue in 2023 and is expected to grow to $4.6 billion by 2028, reflecting a CAGR of 6%.

•
As part of the IOB-032/PN-E40 trial, we commenced another development track in curative settings with neoadjuvant (before surgery or radiotherapy)/adjuvant treatment (after surgery or radiotherapy). SCCHN is one of these indications. As of January 2025, the study has completed enrollment for all cohorts and the Company expects to begin reporting data from this trial in 2025.
•
We are also investigating the dual antigens strategy in first-line setting of previously untreated solid tumors. R/M SCCHN is one of these indications.

As presented at ESMO in September 2024, preliminary results from the IOB-022/KN-D38 Phase 1/2 study of Cylembio® in combination with pembrolizumab in metastatic SCCHN met its primary endpoint. Of the 21 patients enrolled in cohort B, 18 were efficacy evaluable and met the primary endpoint for this cohort with a confirmed ORR of 44.4%. Among the secondary endpoints, the data showed an encouraging 6.6-month median PFS, and a 66.7% DCR.

Figure 17: IOB-022/KN-D38 SCCHN (Cohort B) - Treatment duration, time to response and best overall response per RECIST 1.1

Clinical Development in Neoadjuvant / Adjuvant Setting, other than the IOB-032 trial

There are multiple potential indication expansion opportunities in various cancer settings with limited anti-PD-1 mAb efficacy or tolerability and toxicity concerns. Both IDO and PD-L1 are highly expressed in numerous other solid tumor indications where anti PD-1-mAb is also approved. Therefore, we believe the potential for the dual antigen Cylembio product candidate in combination with anti PD-1-mAB is significant beyond first-line treatment of advanced melanoma—both as a first-line treatment, but also as a neoadjuvant (before surgery)/adjuvant (after surgery) therapy. A series of investigator-initiated trials has been completed and others are ongoing that will inform our own development. Safety data from these trials is included in the tables below.

Table 9: Adverse Events Summary of Completed Investigator Initiated Trials

The following table summarizes adverse events observed in our trials or reported by the clinical investigators in other trials involving our product candidates:

Table 6: Ongoing Investigator Initiated Trials

The clinical trials listed in Table 6 above are investigator-initiated trials and accordingly we do not have control over the timing of such trials.

IO112 (Arginase 1)

IO112 is our fully owned, novel investigational product candidate containing a single Arginase 1-derived peptide designed to engage and activate Arginase 1-specific human T cells. IO112 is designed to target T cells that recognize epitopes derived from Arginase 1, which is an immunoregulatory enzyme highly expressed in difficult-to-treat tumors associated with high levels of MDSCs including renal cell carcinoma, head and neck, breast, pancreatic, ovarian, colorectal and prostate cancers. Arginase overexpression is a well-documented tumor escape mechanism.

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

Figure 18: Arginase 1 Therapy in Mouse Colon Cancer Model

Treatment combining Arginase 1 therapy and aPD-1 treatment results in synergistic response in a mouse colon cancer model, MC38 (A). In this model, mIO112 treatment (and in combination with aPD-1) results in increased influx of immune cells into TME while promoting enrichment of M1 macrophages (B). In another model (fibrosarcoma, MCA205), increased influx of T cells (CD3 staining) and reduction of Arginase 1-expressing cells in the TME was observed in mice treated with Arginase 1 therapy (ovalbumin (“OVA”) used as irrelevant peptide control) (C).

Development of IO112

The next indications that we look to explore are difficult to treat cancers, and therefore Arginase 1-derived peptides were studied in a single-arm first-in-human Phase 1 trial in patients with solid tumor types known to be positive for Arginase. The study was conducted in an investigator-initiated trial at the University Hospital of Herlev, Copenhagen. There were no significant safety concerns and no reported vaccine related Grade 3-4 events. Nine out of ten patients had measurable peptide specific immune responses in peripheral blood.

As presented at SITC in November 2024, preclinical data for our second T-win® vaccine candidate, IO112 targeting Arginase 1, demonstrates anti-tumor activity with dynamic changes in the TME driven by the vaccine-targeted modulation of immunosuppressive TAMs. The Company anticipates filing an IND for IO112 in 2025.

Longer term, we are considering investigating our product candidates in difficult to treat tumors which often express high levels of arginase, such as colorectal, breast, prostate, pancreatic and ovarian cancer. These are all large indications with significant unmet medical need and large commercial potential.

Preclinical Compounds

In addition to IO102, IO103 and IO112, we are evaluating additional potential targets that we believe have potential for use in solid tumors. All of our compounds in preclinical development target well-documented immunosuppressive molecules that are known to be overexpressed in the TME across a wide range of tumors. These targets are differentially expressed on tumors compared to normal tissue and cover multiple cancer indications. For example, we are evaluating the potential anti-tumor effect of a novel immune-modulatory cancer therapy using TGFβ1 derived peptides (IO170) in murine tumor models. TGFβ1 is one of the key molecules that contribute to immunosuppression and it is produced in large amounts in the TME by not only cancer cells but also by suppressive and regulatory cells.

Collaborations

Agreements with Herlev University Hospital (Herlev)

Option Agreements with Herlev

We have entered into a number of agreements with Herlev in Denmark granting us options to acquire certain intellectual property rights related to our programs. The primary agreement governing these rights is the Framework Assignment Agreement (the “Framework Assignment Agreement”) that we entered into with Herlev in May 2016. Under the Framework Assignment Agreement, Herlev grants us options to acquire licenses to data and assignments of patent rights in and to certain inventions related to activating or boosting T cells that react towards regulatory immune cells for the treatment and prevention of cancer (the “Field”) developed by Drs. Mads Hald Andersen and Inge Marie Svane. We have a period of three months after disclosure by Herlev of any applicable invention to exercise our option with respect to such invention in the Field. Upon exercise of any option, we will negotiate in good faith with Herlev regarding the terms of an assignment agreement for such invention in the Field. If we are unable to agree to terms of such assignment within six months of exercise of the option, Herlev will have no further obligation to continue negotiations with respect to such invention.

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

Assignment Agreements with Herlev

In January 2015, January 2017 and December 2018, respectively, we exercised options granted by Herlev, and acquired Herlev’s rights and title in and to the patent applications related to IDO-based immunotherapies and PD-LI peptides for use in cancer vaccines, such as our T-win® product candidates, and Arginase specific T cells. In connection with such acquisitions, Herlev has also granted us non-exclusive licenses under any clinical data related to such patent rights arising at Herlev for the purpose of developing and commercializing the inventions and patent rights. The agreements pursuant to which we have obtained these rights and licenses (the “Assignment Agreements”) are non-terminable.

Pursuant to the Assignment Agreements and other similar agreements with Herlev, we have paid and are obligated to pay future contingent payments and royalties, including upon achieving potential regulatory milestones and low single digit royalties on net sales from sales of products incorporating the acquired patent rights and other revenues arising from the acquired patent rights. Upon the occurrence of a change of control, stock or asset sale or IPO, certain outstanding milestone payments under such agreements became due immediately in the aggregate of approximately DKK 13.2 million (which is approximately $1.8 million based on the exchange rate of DKK 7.16 to one U.S. dollar as of December 31, 2024). This was triggered by our IPO in November 2021, and has subsequently been paid. We have the right to buy-out all remaining payment obligations under the Assignment Agreement at any time by paying DKK 20 million (for each of the PD-L1 technology and IDO technology) or DKK 10 million (for the Arginase technology) to Herlev.

Under the Assignment Agreements, we control all rights to the covered patents and, with respect to the PD-L1 and Arginase technology, are required to use our best reasonable efforts to manage, prosecute, maintain and enforce, and we are not permitted to abandon, the acquired patent rights certain markets, including Denmark and certain other EU countries, the UK, the US, Canada, Japan and China.

Research Agreements with Herlev

In connection with the Framework Assignment Agreement, we entered into a Framework Cooperation Agreement (the “Framework Cooperation Agreement”) with Herlev in January 2017, and as amended in December 2018, in which we agreed to cooperate with Herlev, either through co-financed research or sponsored research, for certain agreed-upon research programs to develop therapies aimed at activating or boosting T cells that react towards regulatory immune cells for the treatment and prevention of cancer (the “Field”). Pursuant to the Framework Cooperation Agreement, we will have the option to acquire all intellectual property rights in inventions developed in the course of any research program, under the terms of the Framework Assignment Agreement. The Framework Cooperation Agreement does not have a set expiration date, but may be terminated by either party (1) for convenience, upon six months’ prior written notice, or (2) for the other party’s uncured material breach.

Each research program under the Framework Cooperation Agreement will be conducted under a separate cooperation agreement (each, a “Cooperation Agreement”). We are currently engaged in one sponsored research program in the Field, under a separate Cooperation Agreement. Each Cooperation Agreement will continue until the completion of the applicable research program, and either party may terminate such Cooperation Agreement, (1) for convenience, upon three months’ prior written notice, or (2) for the other party’s uncured material breach.

Additionally, we have entered into a separate agreement with Herlev pursuant to which we were obligated to pay a cash fee in the amount of DKK 5.0 million (which is approximately $0.7 million based on the exchange rate of DKK 7.16 to one U.S. dollar as of December 31, 2024) upon the occurrence of a change of control, stock or asset sale or IPO. This was triggered by our IPO in November 2021, and has subsequently been paid.

Clinical Trial Collaboration and Supply Agreements with MSD International GmbH

November 2022 Agreement for the Phase 2 IOB-032/PN-E40 Basket Trial

In November 2022, we entered into a clinical collaboration with MSDIG, an affiliate of Merck, and MSD International Business GmbH (“MSDIB”), another affiliate of Merck (collectively, “MSD”) to evaluate IO102-IO103 in combination with KEYTRUDA® (pembrolizumab) as a neoadjuvant/adjuvant therapy for patients with metastatic melanoma and SSCHN. Under the terms of the collaboration with MSD, we are conducting an international Phase 2 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We are sponsoring the clinical trials and MSD is providing KEYTRUDA® to be used in the clinical trials free of charge. We and MSD are responsible for our own internal costs and expenses to support the study and we bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trials are shared by us and MSD and we maintain global commercial rights to IO102-IO103.

December 2021 Agreement for the Phase 2 IOB-022/KN-D38 Basket Trial

In December 2021, we entered into a Clinical Trial Collaboration and Supply Agreement (the “CTCSA”) with MSD. Under the CTCSA, we are collaborating with MSD regarding the conduct of our international Phase 2 trial for our compounds, IO102 and IO103, in combination with MSD’s pembrolizumab, a humanized anti-human PD-1 monoclonal antibody, for the treatment of metastatic NSCLC, SCCHN or UBC (the “Trial”). Under the CTCSA, we are acting as the sponsor of the Trial at our cost, and MSD is supplying pembrolizumab for use in the Trial. Neither party has any obligation to reimburse costs incurred by the other party in connection with the Trial or the supply of pembrolizumab, except upon certain breach or early termination events.

The CTCSA remains in effect until we provide MSD with top-line results and a final report of the results, promptly after the Trial is completed, unless terminated earlier by either party for the other party’s material breach if such party fails to cure such breach within the specified cure period, or upon certain other occurrences specified in the CTCSA.

September 2021 Agreement for the Phase 3 IOB-013/KN-D18 Trial

In September 2021, we entered into an additional Clinical Trial Collaboration and Supply Agreement (the “MSD Agreement”) with MSDIG, and MSDIB to collaborate regarding the conduct of our international Phase 3 trial for the Company’s compounds, IO102-IO103, in combination with MSD’s anti-PD-1 therapy, KEYTRUDA®, for the treatment of advanced melanoma (the “MSD Study”). Each party is required to use commercially reasonable efforts to supply its compound, at its own cost, for use in the MSD Study. Under the MSD Agreement, we are acting as the sponsor of the MSD Study at our cost (except for the cost of the supply of KEYTRUDA® from MSD and certain other internal costs incurred by MSD in conducting the MSD Study).

Under the MSD Agreement, all clinical data besides the data arising from the arm of the MSD Study involving only KEYTRUDA® are jointly owned by us and MSD. All inventions relating to the combined use of IO102-IO103 and KEYTRUDA® arising from the MSD Study are also jointly owned by us and MSD. We do not have the right under these jointly owned inventions to research, develop or commercialize any PD-1 antagonist and MSD does not have the right under the jointly owned inventions to research, develop or commercialize any peptide vaccine, such as our T-win® product candidates, containing an IDO- or PD-L1-derived peptide. We have the first right to enforce such jointly owned patents. We own all rights in any inventions or improvements arising from the MSD Study relating solely to or solely covering IO102-IO103 or any a compound that is a peptide vaccine, such as our T-win product candidates, containing an IDO- or PD-L1-derived peptide and MSD owns all rights in any inventions or improvements arising from the MSD Study relating solely to or solely covering KEYTRUDA® or any PD-1 antagonist. The parties agreed that positive clinical data from the MSD Study may be used to obtain label changes for each party’s respective compounds to add an indication for combination therapy.

The MSD Agreement remains in effect until delivery of the MSD Study’s final analysis by us to MSD, unless terminated earlier by either party: (1) for the other party’s material breach if such party fails to cure such breach within the specified cure period; (2) upon a good faith determination by the terminating party that there is a patient safety concern regarding the MSD Study; (3) if any regulatory authority takes any action that prevents the terminating party from supplying its compound for the MSD Study; (4) if the terminating party determines to withdraw any regulatory approval for its compound or discontinue development of its compound; or (5) for the other party’s failure to comply with its anti-corruption obligations. Upon termination by MSD due to our material breach or our failure to perform any obligations related to anti-corruption laws, we are required to reimburse MSD for the direct and indirect manufacturing costs incurred by MSD in delivering its compound for the MSD Study.

Clinical Trial Research Agreement with Cliniques Universitaires Saint-Luc

In November 2019, we entered into a Clinical Trial Research Agreement (the “Clinical Trial Agreement”) with Cliniques Universitaires Saint-Luc (“Saint-Luc”) in Belgium in order to conduct an investigator-initiated study regarding the activity and safety of peptide-based immunotherapy in the preoperative setting for patients with squamous-cell carcinoma of the head and neck (the “Saint-Luc Study”). The Saint-Luc Study is designed as an umbrella trial enabling the testing of multiple of our compounds, including IO102, IO103 and IO112, after initial testing of IO102 in a monotherapy setting. We are responsible for payment of costs associated with the Saint-Luc Study in accordance with an agreed-upon budget.

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

Specifically, there are many companies that commercialize or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies such as Amgen Inc. (“Amgen”), AstraZeneca plc (“Astra Zeneca”), Bristol-Myers Squibb Company (“BMS”), Merck, Novartis AG (“Novartis”), Pfizer Inc. (“Pfizer”), Moderna Inc. (“Moderna”), Regeneron Pharmaceuticals, Inc. (“Regeneron”), F. Hoffman-La Roche AG (“Roche”), Roche's subsidiary Genentech, Iovance Biotherapeutics (“Iovance”) and Shenzhen Chipscreen Biosciences (“Shenzhen”).

In first-line unresectable or metastatic melanoma specifically, the dominant market players are nivolumab, marketed by BMS and Ono Pharmaceutical Co., Ltd. (“Ono”), combination of nivolumab & ipilimumab, marketed by BMS and Ono, combination of nivolumab and relatlimab (LAG-3 blocking antibody) marketed by BMS and pembrolizumab, marketed by Merck. The FDA also recently approved lifileucel (Amtagvi), a second-line treatment for adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, marketed by Iovance. We are also aware of several companies testing their compounds in combination with nivolumab or pembrolizumab. In mid-stage development there is Moderna and Merck with an investigational personalized mRNA cancer vaccine, in combination with pembrolizumab and Regeneron is testing their anti-LAG3, fianlimab, in combination with their anti-PD-1, cemiplimab, in first-line melanoma. In earlier stage development there are also BioNTech with NEO-PV-01, Karyopharm with selinexor and Shenzen and HuyaBio International (“Huya”) testing tucidinostat in combination with nivolumab in first-line melanoma.

We are not aware of any human peptides targeting the TME that are currently in late-stage development for melanoma, NSCLC, or other solid tumors.

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

Some of our competitors' drugs may be branded and subject to patent protection, and others are available on a generic basis. In addition, several branded products are currently available in subcutaneous formulation potentially providing better convenience to patients. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining a significant share of the market for, any of the product candidates that we successfully introduce to the market may pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

The acquisition or licensing of pharmaceutical products is also very competitive. If we seek to acquire or license products, we may face substantial competition from a number of more established companies, some of which have acknowledged strategies to license or acquire products, and many of which are bigger than us and have more institutional experience and greater cash flows than we have. These more established companies may have competitive advantages over us, as may other emerging companies taking similar or different approaches to product licenses and/or acquisitions. In addition, a number of established pharmaceutical and biotechnology companies may acquire products in late stages of development to augment their internal product lines, which may provide those companies with an even greater competitive advantage.

Manufacturing and Supply

Our compounds are linear peptides formulated as lyophilized powders to ensure long-term shelf-life and reconstituted with water for injection and emulsified with adjuvant prior to subcutaneously administration. The manufacturing process of our compounds has multiple advantages over other immuno-oncology compounds. The manufacturing process is based on a well-understood process solid phase peptide synthesis and stability data has demonstrated that our compounds have a shelf-life of up to 3 years. The cost of goods sold for both trials and commercial use is expected to be relatively low.

We currently do not own or operate any manufacturing facilities nor do we have any plans to do so in the foreseeable future. We rely on, and expect to continue to rely on, third-party contract development and manufacturing organizations and other suppliers to support process validation and manufacture of our product candidates at a commercial scale. This helps ensure that all products supplied to us are produced in accordance with relevant regulatory requirements and approvals, including those product materials intended for use in our preclinical and clinical testing, as well as potential commercial supply.

We believe that our strategy and workforce allow us to maintain an efficient infrastructure and ensure we do not need to invest in expensive manufacturing facilities and equipment. Our personnel within the organization enable us to focus our expertise and resources on the development of our product candidates and the management of third-party vendors.

To date, we have obtained active pharmaceutical ingredients (“APIs”) from qualified facilities with the relevant expertise to manufacture our drug substances. Likewise, suitably qualified facilities with relevant experience have been used to manufacture our drug products. All third parties are assessed under our quality system and appropriate quality agreements to ensure compliance are in place. We maintain agreements with our manufacturers and ensure that confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates are in place.

We have determined our supply chain for our lead product candidate to help ensure continuity of supply and capacity for intended commercialization.

Commercialization

We hold worldwide development and commercialization rights to our pipeline of therapeutic cancer vaccine programs, and we intend to commercialize our product candidates, if approved, in key markets. We have not currently built our own launch infrastructure, nor the functions needed for launch, including but not limited to, marketing, market access, insights and analytics, field organization, or distribution capabilities. To commercialize Cylembio®, we would have to establish broad commercial capabilities internally or through collaborators, including third-party vendors.

Contingent on receiving health authority approvals, we plan to commence commercialization activities by building a focused commercial organization including, but not limited to, marketing, market access, insights and analytics and field organization. The commercial organization would be responsible for setting the go-to-market strategies, launch planning and execution across various functions. We may selectively enter into distribution or other commercial arrangements with third parties for any of our product candidates that obtain marketing approval, if we believe these collaborations could maximize the value of our product candidates.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or assigned from third parties. We own the issued patents and patent applications relating to all compounds in our portfolio. Our policy includes seeking to protect our proprietary position by, among other methods, filing patent applications, in the United States and in jurisdictions outside of the United States, directed at our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continued innovation, and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of immunotherapy. We also plan to rely on data exclusivity, market exclusivity, and supplementary protection certificates / patent term extensions (“SPC/PTE”) when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets and know-how; to obtain and maintain licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and other proprietary rights of third parties. For more information, please see “Risk Factors—Risks Related to Intellectual Property.”

Patents

Our patent portfolio currently comprises 17 separate patent families. These are numbered as Families 1 to 17 and are discussed in more detail below. The families are divided into groups based on therapeutic targets. Some of the families span more than one target, particularly with respect to the patents for our lead compounds directed to the target IDO (compound IO102) and target PD-L1 (compound IO103).

•
IO102 (IDO): We own five patent families covering compositions of matter and methods of treatment related to IO102, which were filed between 2009 and 2023. These are Families 1, 2, 3, 13 and 15.
•
Family 1 is based on an international (PCT) application filed April 17, 2009. Patents granted from this family will expire April 17, 2029 based on a normal 20 year term. In the United States, a granted patent covering IO102 as a composition of matter will expire October 7, 2029 due to a patent term adjustment of 173 days. A separate granted patent in the United States covers methods of treatment using IO102 and will expire May 28, 2029 due to a patent term adjustment of 41 days. A separate granted patent in the United States application covers nucleotides encoding IO102 and will expire April 17, 2029 (no patent term adjustment). A separate pending United States application covers methods of treatment using nucleotides encoding IO102. A separate pending United States application has recently been filed with a view to covering vectors comprising multiple copies of a nucleotide encoding IO102. In other jurisdictions it is not typically necessary to present claims to compositions of matter separately from methods of treatment and thus both types of claim appear in the same patent. The family includes granted patents in Europe, Hong Kong, China, Japan, Canada, Australia, Israel, New Zealand and South Africa, each of which has claims covering IO102 as a compositions of matter and the local equivalent of methods of treatment using IO102. Each of these patents has the normal 20 year term expiring April 17, 2029. The family also includes a pending application in Europe;

•
Family 2 is based on a PCT application filed March 3, 2017. Patents granted from this family will expire March 3, 2037 based on a normal 20 year term. Granted patents in Europe and Japan cover the combination of IO102, IO103 and an anti-PD1 antibody for use in a method for preventing or treating cancer. Separate pending applications in Europe, Hong Kong and Japan cover administration of IO102 + anti-PD-1 antibody in separate compositions to IO103. The family also includes a pending application in the United States with claims covering a method of treating a PD-L1 expressing cancer by administering IO103 + anti-PD1 antibody and an adjuvant;
•
Family 3 is based on a PCT application filed April 23, 2018. Patents granted from this family will expire April 23, 2038 based on a normal 20 year term. The family includes pending applications in the United States, Europe, Japan and China. Claims are directed to combined uses of IO102, IO103 and a specific category of therapeutic antibody, i.e. those which operate via antibody-dependent cellular cytotoxicity (“ADCC”) mechanisms of action;
•
Family 13 is based on a PCT application filed August 31, 2021. Patents granted from this family will expire August 31, 2041 based on a normal 20 year term. The family includes pending applications in the United States, Europe, China, Japan, Republic of Korea, Singapore, Canada, Australia and Israel. Claims are directed to combined uses of IO102, IO103 and anti-PD1 antibody; and
•
Family 15 is based on a PCT application filed February 23, 2023. Patents granted from this family will expire February 23, 2043. The family includes pending applications in the United States, Europe and Japan. Claims are directed to mRNAs encoding all existing candidates in the IO Biotech portfolio, including IO102, IO103 and IO112.
•
IO103 (PD-L1): We own five patent families covering compositions of matter and methods of treatment related to IO103, which were filed between 2012 through 2023. These are Families 2, 3, 13 and 15 listed above, plus Family 4 set out below. Family 5 covers alternative PD-L1 compound IO104.1.
•
Family 4 is based on a PCT application filed October 17, 2012. Patents granted from this family will expire October 17, 2032 based on a normal 20 year term. In the United States, a granted patent covering IO103 as a composition of matter and methods of treatment using IO103 will expire May 11, 2033 due to a patent term adjustment of 206 days. The family includes granted patents in Europe, China, Japan, Brazil and Canada, each of which has claims covering IO103 as a composition of matter and the local equivalent of methods of treatment using IO103. The family also includes pending applications in Europe, Hong Kong and China; and
•
Family 5 is based on a PCT application filed June 20, 2017. Patents granted from this family will expire June 20, 2037 based on a normal 20 year term. In the United States, a granted patent covering methods of treatment using IO104.1 will expire June 20, 2037 (no patent term adjustment). In China, a granted patent covering alternative PD-L1 compound IO104.1 as a composition of matter and methods of treatment using IO104.1 will expire August 12, 2037 due to a patent term adjustment of 53 days. In Japan, a granted patent covering IO104.1 as a composition of matter and methods of treatment using IO104.1 will expire June 20, 2037 (no patent term adjustment). The family includes pending applications in the United States and Europe. IO103 is also disclosed in the application, but the data in the application is primarily concerned with IO104.1, as such prosecution is focused on securing claims to this compound.
•
IO112 (Arginase 1): We own three patent families covering compositions of matter related to IO112, which were filed between 2017 through 2023. These are Family 15 as listed above, plus Families 6 and 7 set out below.
•
Family 6 is based on a PCT application filed October 6, 2017. Patents granted from this family will expire October 6, 2037 based on a normal 20 year term. In the United States, there is a granted patent expiring October 6, 2037 (no patent term adjustment) which covers IO112 as a composition of matter and methods of treatment using IO112. A separate granted patent in the United States expiring October 6, 2037 (a patent term adjustment of 341 days was awarded but the term was reduced due to the filing of a terminal disclaimer) covers methods of preparing a pharmaceutical composition comprising IO112 . Granted patents in Australia, Europe, Israel, Japan, Republic of Korea, Mexico and Singapore cover IO112 as a composition of matter, as well as nucleotides encoding IO112 and methods of treatment using the same. The family also includes pending applications in Europe, the United States, Hong Kong, China, and Canada. This family is also relevant to Arginase 2 and the granted patents in Australia, Europe, Israel and Mexico also cover peptides from the corresponding immunogenic hotspot in Arginase 2; and

•
Family 7 is based on a PCT application filed September 24, 2019. Patents granted from this family will expire September 24, 2039 based on a normal 20 year term. In the United States, there is a granted patent covering IO112 as a composition of matter and methods of treatment using IO112, which will expire on July 23, 2041 due to 668 days patent term adjustment. The family also includes pending applications in the United States, Europe, Australia, Canada, Israel, Republic of Korea, Mexico, and Singapore. The claims are directed specifically to IO112, and uses thereof. Grant is underway in China and Japan.
•
We have additional patent families relevant to the following targets:
•
TDO: We own one patent family based on a PCT application filed September 15, 2015. This is Family 8. Patents granted from this family will expire September 15, 2035 based on a normal 20 year term. In the United States, a granted patent covering TDO candidate peptides and methods of treatment using the same will expire March 1, 2036 due to a patent term adjustment of 168 days. A separate granted patent in the United States covers nucleic acids encoding the TDO candidate peptides and will expire February 21, 2037 due to a patent term adjustment of 525 days. The family includes granted patents in Europe, China, Japan, Australia, Canada, Israel, New Zealand and South Africa. A pending application in Europe covering nucleic acids encoding TDO candidate peptides, has received a notice of allowance. Family 15 listed above is also relevant;
•
PD-L2: We own one patent family based on a PCT application filed October 13, 2017. This is Family 9. Patents granted from this family will expire October 13, 2037 based on a normal 20 year term. The family includes granted patents in the United States and Japan. The family also includes pending applications in the United States, China, Europe, and Hong Kong. Claims are directed to target candidates, and uses thereof. Family 15 listed above is also relevant;
•
CCL22: We own one patent family based on a PCT application filed September 16, 2016. This is Family 10. Patents granted from this family will expire September 16, 2036 based on a normal 20 year term. The family includes granted patents in the United States, China, Japan, Israel, New Zealand and Australia. The family also includes pending applications in the United States, China, Europe, Hong Kong, and South Africa. Claims are directed to target candidates, and uses thereof. Grant is underway in Canada. Family 15 listed above is also relevant;
•
Arginase 2: We own three patent families relevant to this target. The first is Family 6 as listed under IO112 (Arginase 1) above. The second is Family 11, based on a PCT application filed November 14, 2019. Patents granted from this family will expire November 14, 2039 based on a normal 20 year term. Family 11 includes pending applications in the United States, China, Europe, Australia, Canada, Israel, and Republic of Korea. Claims are directed to target candidates, and uses thereof. Grant is underway in Japan, Singapore and the United States. The third family is Family 14, based on a PCT application filed February 24, 2023. Family 14 includes pending applications in the Australia, Canada, China, Europe, Israel, Japan, Republic of Korea, Singapore and the United States. Patents granted from this family will expire February 24, 2043 based on a normal 20 year term. Claims are directed to alternative target candidates, and uses thereof. Family 15 listed above is also relevant; and
•
TGFβ: We own three patent families relevant to this target. The first is Family 12, based on a PCT application filed June 4, 2020. Patents granted from this family will expire June 4, 2040 based on a normal 20 year term. The family includes pending applications in the United States, China, Hong Kong, Europe, Japan, Australia, Canada, Israel, Republic of Korea, Mexico, and Singapore. Claims are directed to target candidates, and uses thereof. The second is Family 16, based on a PCT application filed November 3, 2023. National phase applications in other jurisdictions will be filed in due course. Patents granted from this family will expire 3 November 4, 2043 based on a normal 20 year term. Claims are directed to alternative target candidates, and uses thereof. The third is Family 17, based on a PCT application filed October 27, 2023. National phase applications in other jurisdictions will be filed in due course. Patents granted from this family will expire October 27, 2043 based on a normal 20 year term. Claims are directed to combined uses of TGFβ target candidates with immune checkpoint inhibitors such as anti-PD1 antibodies, as well as methods of predicting responsiveness to anti-PD1 treatment based on immune responses to TGFβ. Family 15 listed above is also relevant.

Upon receipt of marketing approvals in each country, we will file applications for SPC/PTE as appropriate. These will provide up to an additional five years term of protection with respect to each extended patent, although there is no guarantee that we will be able to obtain such SPC/PTE. For more information, please see “Risk Factors— If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of marketing exclusivity for our product candidates, our business may be harmed.”

Trademark

We hold the trademark for T-win® in the European Union (Registered no. 017871048), the United States (Registered no. 5754675), China (Registered no. 33152486), Japan (Registered no. 6107125), and the United Kingdom (Registered no. 00917871048). The trademark for T-win is registered in class 5 (including pharmaceuticals and other preparations for medical purposes) and class 42 (including scientific and/or medical research services).

We hold the trademark Cylembio® in the United States (Registration no.7699741), the United Kingdom (Registration no. 00003925757) and an International Trademark (Registration no.1759536) which has been granted in the following jurisdictions: Australia, China, European Union, Israel, Japan, New Zealand, and Singapore. The International Trademark is pending in the following jurisdictions: Brazil, Canada, India, Republic of Korea, and Mexico. There is also a pending national application for Cylembio in South Africa (Application no. 2024/06348). The Cylembio trademarks cover pharmaceuticals and related terms in Class 5.

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

In the United States, where we are initially focusing our product development, the FDA regulates biologics under the Federal Food, Drugs, and Cosmetics Act, as amended (“FDCA”) and the Public Health Service Act, as amended (“PHSA”) and their implementing regulations. Biologics are also subject to other federal, state and local statutes and regulations. Our product candidates are early-stage and have not been approved by the FDA for marketing in the United States.

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
•
FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the product in the United States; and
•
compliance with any post-approval commitments and / or requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) or to conduct a post-approval study.

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

There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about applicable clinical trials, including clinical trials results, must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for publication on the www.clinicaltrials.gov website.

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

In addition, under the Pediatric Research Equity Act (“PREA”) certain BLAs and certain supplements to a BLA must contain data to assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor has received a deferral or waiver. A sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (“iPSP”) within 60 days after an End-of-Phase 2 meeting or such other time as agreed upon between FDA and the sponsor. If no End-of-Phase 2 meeting occurs, the iPSP should be submitted as soon as practicable but before initiation of Phase 3 studies, or within 210 calendar days in advance of a marketing application if a Phase 3 study, or a combined Phase 2 and Phase 3 study, will not be conducted or will be conducted but not under IND. Unless otherwise required by regulation, PREA does not apply to a product for an indication for which orphan designation has been granted.

The FDA reviews all submitted BLAs before it accepts them for filing, and may request additional information rather than accepting the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews a BLA to determine, among other things, whether the product is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure continued safety, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, as amended (“PDUFA”) the FDA targets ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA filed for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority BLAs, and the review process may be extended by FDA requests for additional information or clarification.

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

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy (“REMS”) as a condition for approving the BLA to ensure that the benefits of the product outweigh its risks. The REMS could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk-minimization tools.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation (“ODD”) to a biologic product intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biological product in the United States will be recovered from sales in the United States of that drug or biological product. ODD must be requested before submitting a BLA. After the FDA grants ODD, the identity of the therapeutic agent and its orphan designation are disclosed publicly by the FDA.

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

Expedited Development and Review Programs

The FDA maintains several programs intended to facilitate and expedite development and review of new biologic products to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track Designation (“FTD”), Breakthrough Therapy Designation (“BTD”), Priority Review (“PR”) and Accelerated Approval (“AA”).

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

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) includes a subtitle called the Biologics Price Competition and Innovation Act (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies, unless the Secretary of Health and Human Services waives a required element. Interchangeability requires that a product is biosimilar to the reference product, and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biological product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to approval of biosimilar and interchangeable biosimilar products.

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

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study, requested by the Secretary, in accordance with an FDA-issued “Written Request” for such a study. However, extensions are not applicable if made later than nine months prior to the expiration of such period.

Other Regulatory Matters

As further described below, manufacturing, sales, commercialization and promotion of product candidates following product approval and other related activities of the company, where applicable, are subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare and Medicaid Services (“CMS”), other divisions of the Department of Health and Human Services (“HHS”), the Department of Justice (“DOJ”), the Drug Enforcement Administration (“DEA”), the Consumer Product Safety Commission (“CPSC”), the Federal Trade Commission (“FTC”), the Occupational Safety & Health Administration (“OSHA”), the Environmental Protection Agency (“EPA”) and state and local governments and governmental agencies.

Other Healthcare Laws

Physicians, other healthcare providers, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation:

•
The federal Anti-Kickback Statute, an intent-based, federal criminal statute which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or arrangement for, or recommendation of, any item or service, for which payment may be made, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. The term remuneration has been interpreted broadly to include anything of value. Further, courts have found that if any “one purpose” of an arrangement involving remuneration is to induce referrals of federal healthcare program business, the federal Anti-Kickback Statute has been violated. The federal Anti-Kickback Statute applies to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other hand, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A violation of the federal Anti-Kickback Statute includes per violation civil monetary penalties and significant criminal fines under the statute, additional civil penalties and treble damages under the False Claims Act (as discussed in more detail below), possible imprisonment and mandatory exclusion from participation in the federal healthcare programs, meaning that federal healthcare programs would no longer reimburse (directly or indirectly) products or services furnished by the excluded entity or individuals. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common industry activities from prosecution, these exceptions and safe harbors are narrowly drawn. Arrangements that do not fully satisfy all elements of an available exception or safe harbor are evaluated based on the specific facts and circumstances and are typically subject to increased scrutiny;

•
The federal civil and criminal false claims laws, including the civil False Claims Act (“FCA”), which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Pharmaceutical manufacturers have been investigated and/or subject to government enforcement actions asserting liability under the FCA for a variety of alleged activities, including alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free products to customers with the expectation that the customers would bill federal healthcare programs for the product. Additionally, the ACA specified that any claims submitted as a result of a violation of the federal Anti-Kickback Statute constitute false claims and are subject to enforcement under the FCA, and the government may further assert that a claim that includes items or services resulting from a violation of the FDCA or other law constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery or settlement. Violations of the FCA may be subject to significant civil fines and penalties for each false claim, currently ranging from $14,308 - $28,619 per false claim or statement for penalties assessed after January 15, 2025, treble damages, and potential exclusion from participation in federal healthcare programs;
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
•
The Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. The Department of Health and Human Services Office for Civil Rights (“OCR”) has recently increased its enforcement efforts on compliance with HIPAA, including its security regulations, and bringing actions against entities an business associates for failure to implement required security measures to protect electronic protected health information or to conduct a thorough risk assessment, among other violations;

•
The federal Physician Payments Sunshine Act, enacted as part of the ACA, which imposes annual tracking and reporting requirements for, among others, certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, related to certain payments and “transfers of value” provided to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and licensed chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants, certified nurse midwives, and teaching hospitals, as well as tracking and reporting of ownership and investment interests held by U.S.-licensed physicians and their immediate family members. Failure to timely, accurately, and completely submit the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties; and
•
Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party-payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws and regulations that require disclosures to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances and which may differ from each other in significant ways and often are not pre-empted by HIPAA and may therefore complicate compliance efforts.

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

We expect our products, if and when approved, may be eligible for coverage under Medicare, the federal health care program that provides health care benefits to the aged and disabled. Additionally, pursuant to the Medicaid Drug Rebate Statute, we expect to be required to participate in the Medicaid Drug Rebate Program in order for federal payment to be available for our products under Medicaid and Medicare Part B. Medicaid is a government health insurance program for eligible low-income adults, children, families, pregnant women, and people with certain disabilities. It is jointly funded by the federal and state governments, and it is administered by individual states within parameters established by the federal government. As a result, coverage and reimbursement requirements for drugs and biologics vary by state. For example, drugs and biologics may be covered under the medical or pharmacy benefit, and state Medicaid programs may impose different utilization management controls, such as prior authorization, step therapy, or quantity limits on drugs and biologics, subject to federal limitations for such controls. But all state Medicaid programs must generally provide coverage and reimbursement for a manufacturer’s covered outpatient drugs, as that term is defined by applicable law, if a manufacturer participates in the Medicaid Drug Rebate Program.

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

Federal law requires that for a company to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies and grantees, it also must participate in the Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. To participate, we will be required to enter into an FSS contract and other agreements with the VA for our products, which may qualify as “covered drugs.” Under these agreements, we would need to make our products available to the “Big Four” federal agencies—the VA, the Department of Defense (“DoD”), the Public Health Service (including the Indian Health Service), and the Coast Guard—at prices that are capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the Veterans Health Care Act of 1992, as amended (“VHCA”). The FCP is based on a weighted average non-federal average manufacturer price (“Non-FAMP”), which manufacturers are required to report on a quarterly and annual basis to the VA. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to a penalty for each item of false information and could result in other potential liability as well, including liability under the False Claims Act.

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

In addition, pursuant to regulations issued by the DoD to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, each of our covered drugs will be listed on an agreement with the Defense Health Agency (“DHA”) under which we will agree to honor the “Big Four” pricing for our products when they are dispensed to TRICARE beneficiaries by TRICARE retail network pharmacies. More specifically, we will agree to provide rebates (or refunds) on such utilization. Companies are required to enter into a DHA Agreement for “covered drug” products in order for the covered drug to be eligible for DoD formulary inclusion and available to TRICARE beneficiaries without preauthorization. The formula for determining the rebate is established in the regulations and our DHA agreement and is based on the difference between the annual Non-FAMP and the FCP (as described above, these price points are required to be calculated by us under the VHCA).

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, and coverage and adequate reimbursement may not be obtained. Nonetheless, product candidates may not be considered medically necessary or cost-effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party coverage and reimbursement may not be available to enable us to maintain price levels sufficient to cover our costs, including research, development, manufacture, sale and distribution.

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

At the state level, legislatures are increasingly passing laws and implementing regulations designed to control pharmaceutical and biological product pricing, including limitations on reimbursement, discounts, restrictions on certain product access and marketing, cost disclosure (including disclosures for certain price increases or launches of costly drugs), and transparency measures, and, in some cases, to encourage importation from other countries and bulk pricing. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for the product. It is likely that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for a pharmaceutical manufacturer’s products or additional pricing pressure.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the ACA, which, among other things, included changes to the coverage and payment for products under government health care programs. The ACA included provisions of importance to our potential product candidates that:

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

Since its enactment, there have been judicial, executive and congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states who argued that, without the individual mandate, the entire ACA was unconstitutional. The Supreme Court’s dismissal of the lawsuit did not specifically rule on the constitutionality of the ACA. Also, on March 11, 2021, Congress enacted the American Rescue Plan of 2021, which temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act (the “IRA”) extended this increased tax credit assistance and removal of the 500% federal poverty limit through 2025. In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug and biological products.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. These changes include the Budget Control Act of 2011, which, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through the first eight months of the FY 2032 sequestration order unless additional congressional action is taken, with the exception of a temporary suspension by Congress of the 2% cut in Medicare payments from May 1, 2020 through March 31, 2022, and a 1% cut in Medicare payments in effect from March 31, 2022 to July 1, 2022, due to COVID-19 public health emergency. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes under new healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, in August 2022, former President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and the creation of new Medicare inflation rebates. Namely, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high expenditure pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. CMS has also taken steps to implement the IRA, including: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA, and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against HHS, the Secretary of HHS, CMS and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

On February 14, 2023, HHS issued a report that, among other things, selected three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addressed: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2.00; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements or certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. On June 27, 2023, the Center for Medicare Innovation at CMS announced a new model, the Enhancing Oncology Model, that is designed to make high-quality cancer care more affordable to both patients and Medicare. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the extent to which the U.S. federal government covers particular healthcare products and services and could limit the amounts that the U.S. federal government will pay for healthcare products and services. This could result in reduced demand for our product candidates or additional pricing pressures. At the state level, individual states have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product that is ultimately approved, if approved.

The results of the 2024 Presidential and Congressional elections, and potential subsequent developments further increase the uncertainty related to the healthcare regulatory environment. In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our future products or the amounts of reimbursement available for our future products from governmental agencies or third-party payors.

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

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its EU Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices. Any country that has price controls or reimbursement limitations for pharmaceutical products may not allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

European Union Drug Development

In the EU, our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a Marketing Authorization (“MA”) from a competent regulatory authority has been obtained and additionally, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

European Union Clinical Trials

For example, in the EU, a clinical trial application (“CTA”) must be submitted for clinical trials in more than one EU Member State to the EU Clinical Trials Information System (“CTIS”) and an independent ethics committee, similar to the FDA and the IRB, respectively. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Once the CTA is approved and the ethics committee has granted a positive opinion in relation to the conduct of the trial in the relevant Member State(s), clinical trial may commence.

Clinical trials of medicinal products in the EU must be conducted in accordance with applicable laws and guidelines, including the International Conference on Harmonization (“ICH”) guidelines on GCP, as well as the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products. If the sponsor of the clinical trial is not established within the EU, it must appoint an entity within the EU to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU Member States, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The Clinical Trials Regulation ((EU) No 536/2014) establishes a centralised application procedure for clinical trials in the EU. Applications are submitted via CTIS. A clinical trial can only start in an EU Member State once it has been authorized (potentially with conditions) by the concerned EU Member States via CTIS. Separately, the sponsor must obtain a positive opinion from the relevant, independent Ethics Committee(s).

Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and, where required, the relevant Ethics Committees. Investigational medicines used in clinical trials must be manufactured in accordance with GMP for investigational medicinal product. Other EU and national regulatory requirements and guidelines may also apply.

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

We received approval from the EMA to renew our status as a small and medium-sized enterprise (“SME”) in 2025. If we are successful in maintaining our current SME status with the EMA, we will have access to additional administrative, regulatory and financial support, including fee reductions for scientific advice and regulatory procedures.

European Union Drug Review and Approval

In the EU, medicinal products can only be placed on the market after obtaining a MA. To obtain regulatory approval of an investigational biological product in the EU, we must submit an MAA.

The centralised procedure results in a single MA, issued by the European Commission (based on the opinion of the EMA), which is valid across the entire territory of the European Economic Area (the “EEA”). The centralised procedure is compulsory for medicinal products that are: (1) derived from certain biotechnology processes, such as genetic engineering, (2) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (3) designated orphan medicines and/or (4) advanced-therapy medicines, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralised procedure may, at the request of the applicant, also be used in certain other cases. The centralised procedure would be mandatory for the products we are currently developing.

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

Under the centralised procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the EMA. At the end of the review period, the EMA provides an opinion to the European Commission. If this opinion is favorable, the European Commission may then adopt a decision to grant an MA.

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

In exceptional cases, the EMA might perform an accelerated review of an MAA in no more than 150 days (excluding clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (“PRIME”) scheme, which provides incentives similar to BTD in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, but this is not guaranteed. The benefits of a PRIME designation include the appointment of a rapporteur from the EMA before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

The European Commission may grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full MA. Such conditional MAs may be granted for a product candidate (including medicines designated as orphan medicinal products), if: (1) the risk-benefit balance of the product candidate is positive; (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data; (3) the product fulfills an unmet medical need; and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional MA may contain specific obligations to be fulfilled by the MA holder, including obligations with respect to the completion of ongoing or new studies and the collection of pharmacovigilance data. Conditional MAs are valid for one year, and may be renewed annually if the risk-benefit balance remains positive and after an assessment of the need for additional or modified conditions and/or specific obligations. The MA can be converted into a standard MA once the MA holder fulfils the obligations that were imposed and the complete data confirm that the medicine’s benefits continue to outweigh its risks. The timelines for the centralised procedure described above also apply with respect to the review by the EMA of applications for a conditional MA.

The European Commission may also grant a so-called “marketing authorization under exceptional circumstances.” Such MA is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized because: (1) the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence; (2) in the present state of scientific knowledge, comprehensive information cannot be provided; or (3) it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, MAs under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

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

An MA under exceptional circumstances is subject to annual review by the EMA for the reassessment of the risk-benefit balance under an annual reassessment procedure. Continuation of the MA is linked to the annual reassessment and a negative assessment could potentially result in the MA being suspended or revoked. The renewal of a MA of a medicinal product under exceptional circumstances, however, follows the same rules as a “normal” MA. Thus, a MA under exceptional circumstances is granted for an initial five years, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal. A MA under exceptional circumstances should not be granted when a conditional MA is more appropriate.

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

Similar to generics, MAAs for biosimilar medicinal products, i.e., a product which is similar to a biological medicine that has already been authorized, can refer to the data included in the MA of a “reference” biological product for which regulatory data exclusivity has expired. However, applicants of biosimilar MAs must demonstrate through comprehensive comparability studies with the reference product that it is highly similar to the reference product, notwithstanding natural variability inherent to all biological medicines, and that there are no clinically meaningful differences between the biosimilar and the reference product in terms of safety, quality and efficacy. Appropriate pre-clinical tests or clinical trials relating to these conditions must be provided.

In 2023, the European Commission published proposals to revise the existing EU legislation on pharmaceutical products (the “EU Pharma Law Review”). These proposals comprise a new directive and a new regulation (the “EU Pharma Law Proposal”) that are intended to replace the current legislation concerning medicinal products for human use, including legislation concerning orphan medical products and medicinal products for pediatric use. Amongst other proposed changes to the current legislation, the EU Pharma Law Proposal as presented by the European Commission proposes that the European authorities will be able to refuse an MAA where the accompanying Environmental Risk Assessment (“ERA”) is not adequate, or if the environmental risks have not been sufficiently addressed.

European Union Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving an MA, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar MAA. During the additional two-year period of market exclusivity, a generic or biosimilar MA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the EU regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

The EU Pharma Law Review could have a significant impact on the regulatory data exclusivity protection (“RDP”) for innovative pharmaceutical products in the EU. If adopted in its current form, the EU Pharma Law Proposal would reduce the current baseline for data exclusivity from eight to six years, extendable under certain conditions. Such RDP reduction could lead to faster access to the EU market for generics and biosimilars.

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

The EU Pharma Law Review also could have a significant impact on the designation of orphan medicinal products in the EU and the incentives offered for the development of these products. If adopted in its current form, the EU Pharma Law Proposal would introduce the possibility for the European Commission to derogate by way of delegated acts from the current prevalence criterion and impose specific criteria for certain conditions depending on the characteristics of these conditions or other scientific reasons. The EU Pharma Law Proposal also proposes changes to the current orphan market exclusivity (“OME”) approach. If adopted in the current form, the EU Pharma Law Proposal would in most cases reduce the duration of the OME, and replace the current system with separate OME periods for each new indication, to a system with a single OME period for each active substance.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the EU Member States’ competent authorities. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

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

Transfers of value made to healthcare professionals in certain EU Member States must be publicly disclosed. Moreover, agreements with healthcare professionals often must be the subject of prior notification and approval by the healthcare professional’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative or criminal penalties, including fines, or imprisonment.

Pricing and Reimbursement

Even if a medicinal product obtains a MA in the EU, reimbursement for such may not will be secured on a timely basis or at all. Governments influence the price of medicinal products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. EU Member States are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. EU Member States may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials in order to compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU Member States may allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country.

Aiming to enable the development of an EU-level joint perspective on clinical aspects of medicinal products, applicable since January 12, 2025, the HTA Regulation (Regulation (EU) 2021/2282, or the “HTA Regulation” replaces the former system based on the voluntary network of national authorities. The new framework covers joint clinical assessments, joint scientific consultations, the identification of emerging health technologies, and voluntary cooperation for the national authorities. The HTA Regulation requires the conduct of a single, coordinated EU-wide HTA for new medicines that receive an EU-wide marketing authorization, aiming to help EU countries determine the effectiveness and value of new technologies and decide on pricing and reimbursement by health insurers or health systems.

European Pediatric Investigation Plan

In the EU, MAAs for new medicinal products must generally include the results of studies conducted in the pediatric population in compliance with a pediatric investigation plan (“PIP”) agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the medicinal product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all Member States of the EU and trial results are included in the product information, the product is eligible for six months’ supplementary protection certificate extension.

The EU Pharma Law Review could have a significant impact on pediatric medicinal products. If adopted in its current form, the EU Pharma Law Proposal would introduce a new evolutionary PIPs system for certain types of developments, allowing the submission of an initial high level PIP, to be subsequently completed at precise stages in the development. The greater flexibility granted by this step-wise approach could be offset by the more stringent scrutiny over PIPs by the EMA.

European Data Collection

The collection and use of personal data (including health data) in the EEA is governed by the EU General Data Protection Regulations (“GDPR”) and national implementing legislation in EEA States. The EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The EU GDPR establishes stringent requirements applicable to the processing of personal data, including strict requirements relating to the validity of consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, special provisions for the processing of “special categories of personal data” including health and genetic information of data subjects, mandatory data breach notification (in certain circumstances), “privacy by design” requirements, and direct obligations on service providers acting as processors. The EU GDPR also prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. Failure to comply with the requirements of the EU GDPR and the related national data protection laws of the EEA States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the EU GDPR affords various data protection rights to individuals (e.g., the right to erasure of personal data) in certain circumstances, and the ability for data subjects to claim material and non-material damages resulting from infringements of the EU GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the EU GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the evolving data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. These requirements and risks are set out in further detail in the section of this annual report titled “Risk Factors—Risks Related to Our Industry and Business Operations—We are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.”

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

Employees and Human Capital Resources

As of December 31, 2024, we had 80 full-time employees, 29 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 61 employees are engaged in research and development activities and 19 employees are engaged in finance, legal, human resources, investor relations, IT, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

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

Facilities

We lease a facility containing approximately 622 square meters of office space for our main office, which is located at Ole Maaløes Vej 3, DK-2200 Copenhagen N, Denmark. The lease expires in December 2027. We also lease lab space at Ole Maaløes Vej 3, DK-2200 Copenhagen N, Denmark. The lease expires in December 2027. In November 2024, we leased an additional 144 square meters of office space located at Ole Maaløes Vej 3, DK-2200 Copenhagen N, Denmark. The lease expires in December 2027.

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

For our UK team, we lease office space located at No 1 Langstone Business Park, Newport, UK. The lease expires in May 2025.

We believe that our current facilities are adequate for our current needs and that suitable additional or substitute space on commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Corporate Information

We were incorporated under the laws of the State of Delaware on May 25, 2021 under the name IO Biotech, Inc. We consummated a corporate reorganization in connection with our initial public offering, pursuant to which all of the issued and outstanding stock of IO Biotech ApS was exchanged for shares of Class A and preferred stock of IO Biotech, Inc. As a result of the corporate reorganization, IO Biotech ApS became a wholly-owned subsidiary of IO Biotech, Inc. We are a holding company. We conduct substantially all of our operations through our subsidiaries. Our subsidiary, IO Biotech ApS, a corporation domiciled in Denmark, was originally incorporated in December 2014, and holds our intellectual property assets. Our executive offices are located at Ole Maaløes Vej 3, DK-2200 Copenhagen N, Denmark, and our telephone number is +45 7070 2980. Our website address is iobiotech.com, on which we make available, free of charge, our annual report on 10-K, quarterly reports on 10-Q, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) as soon as reasonably practicable after we electronically file or furnish such materials with the SEC. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be accessed at www.sec.gov.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research, preclinical studies and clinical trials for our product candidates, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. IO102-IO103, which in the U.S. is known as Cylembio® (imsapepimut and etimupepimut, adjuvanted), is in clinical development and IO112 and IO170 are in preclinical development, and none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. Our net loss was $95.5 million and $86.1 million for the years ended December 31, 2024 and 2023, respectively. We expect that it will be at least one year, if ever, before we have a product candidate ready for regulatory approval and commercialization. If Cylembio is not approved by the FDA or is not commercialized by 2026, we expect to incur increasing levels of operating losses. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in commercializing one or more of our product candidates, we may never generate revenue that is significant or large enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of the Company could also cause our stockholders to lose all or part of their investment.

We will need to obtain substantial additional funding to complete the development and commercialization of our product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially during the next few years. The development of biopharmaceutical product candidates, especially immuno-oncology product candidates, is capital intensive. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

As of December 31, 2024, we had $60.0 million in cash and cash equivalents. Based upon our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2026 assuming the drawdown of the three committed tranches of debt from the EIB Loan Facility (as defined below). However, our existing cash and cash equivalents may not be sufficient to fund any of our product candidates through regulatory approval, and we may need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based estimates regarding our cash runway on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, some of which are outside of our control, including:

•
the initiation, design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular the clinical trials for Cylembio®;
•
the number and characteristics of product candidates that we pursue;
•
the number of clinical trials needed to obtain regulatory approvals from the FDA, the European Commission (based on recommendation from the EMA), and any other regulatory authority;
•
the length of our clinical trials;
•
increased costs associated with conducting our clinical trials;
•
successfully completing ongoing pre-clinical studies and clinical trials;
•
the outcome, timing and costs of seeking regulatory approvals from the FDA, the European Commission, and any other regulatory authority;
•
the costs of manufacturing our product candidates, the costs of clinical trials in preparation for marketing approval of our product candidates and the costs of preparing for and implementing potential commercial launches of our product candidates;
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
•
the costs associated with expanding our facilities or building out our laboratory space as necessary;
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from public health emergencies and geopolitical conflict (such as in Ukraine and the Middle East); and
•
the costs of operating as a public company.

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

The clinical trials of Cylembio®, or any other future clinical trials of our product candidates, may not be successful or generate positive clinical data and we may not receive marketing approval from the FDA, European Commission (based on recommendation from the EMA), or other regulatory authorities for any of our product candidates. We have limited experience submitting INDs to the FDA. The FDA may not permit any of our future INDs, including any IND submitted for IO112, to go into effect in a timely manner or at all. Without an IND for a product candidate, we will not be permitted to conduct clinical trials in the United States for such product candidate.

Biopharmaceutical development is a difficult, long, time-consuming, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. For example, we have historically experienced longer than expected lead times in clinical trial site activation and patient enrollment in our clinical trials. Failure to obtain regulatory approval for our product candidates will prevent us from commercializing and marketing our product candidates. The success in the development of our product candidates will depend on many factors, including:

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

Many of these factors are beyond our control, including the time needed to adequately complete clinical testing, the regulatory submission process and potential threats to our intellectual property rights. It is possible that none of our product candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, or any other factors impacting the successful development of biopharmaceutical products occur, we could experience significant delays or an inability to successfully develop our product candidates, which would materially harm our business.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance in clinical trials, including Cylembio®, may not achieve favorable results in later-stage clinical trials, if any, or receive marketing approval.

The research and development of drugs and biological products is extremely risky. Only a small percentage of product candidates that enter the development process ever receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. The outcome of clinical testing is uncertain. We may face unforeseen challenges in our product candidate development strategy, and we ultimately may not be successful in our current and future clinical trials or that our product candidates will be able to receive regulatory approval. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues when tested in humans despite promising results in preclinical animal models. In particular, Cylembio in combination with an anti-PD-1 monoclonal antibody has been investigated in a Phase 1/2 trial in 30 metastatic melanoma patients at University Hospital of Herlev, Copenhagen, but we do not know how Cylembio will perform in our ongoing Phase 3 clinical trial combining Cylembio with an anti-PD-1 monoclonal antibody in first line treatment of advanced melanoma patients, nor do we know how candidates in future clinical trials will perform. Future results of preclinical and clinical testing of our product candidates are also less certain due to the novel and relatively untested nature of the approach of our T-win® platform. In general, clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry, including other immuno-oncology companies, have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

Our product candidates are based on novel technologies that target the highly immunosuppressive TME, which makes it difficult to predict the results, timing, and cost of product candidate development and likelihood of obtaining regulatory approval.

We have concentrated our research and development efforts on product candidates using our T-win platform, and our future success depends on the successful development of this approach. Our product candidates target the TME, which is highly immunosuppressive. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of our platform technologies may not ever result in marketable products. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing our own commercial manufacturing capabilities, which may prevent us from completing our clinical trials or commercializing any products on a timely or profitable basis, if at all.

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

The approaches offered by our products may not gain broad acceptance among doctors or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for proposed product candidates. Since our current product candidates and any future product candidates will represent novel approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. Accordingly, we may spend significant capital trying to obtain approval for product candidates that have an uncertain commercial market. The market for any products that we successfully develop will also depend on the cost of the product. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. If we do not successfully develop and commercialize products based upon our approach or find suitable and economical sources for materials used in the production of our products, we will not become profitable, which would materially and adversely affect the value of our common stock.

The oncology industry is also rapidly developing, and our competitors may introduce new technologies improving the immune response to cancer that render our technologies obsolete or less attractive. New technology could emerge at any point in the development cycle of our product candidates.

We are investigating Cylembio® in clinical trials in melanoma and other solid tumors, and our second product candidate, IO112, targets an immune resistance pathway known as Arginase 1 which is highly expressed in solid cancer indications. If our product candidates do not show any functionality in the solid tumor microenvironment, our development plans, financial position, results of operations and prospects may be materially adversely affected.

We plan to develop product candidates for use in solid tumors, including Cylembio and IO112, but our product candidates may not show any functionality in the solid tumor microenvironment. The cellular environment in which solid tumor cells thrive is generally hostile to T cells due to factors such as the presence of immune-suppressive cells, humoral factors and limited access to nutrients. Our product candidates may not be able to access the solid tumor, and even if they do, they may not be able to exert anti-tumor effects in a hostile tumor microenvironment. In addition, the safety profile of our product candidates may differ in a solid tumor setting. As a result, our product candidates may not demonstrate efficacy in solid tumors. If we are unable to make our product candidates function in solid tumors, our development plans, financial position, results of operations and prospects may be materially adversely affected.

We have experienced, and may in the future experience delays, or difficulties in clinical trial site activations and the enrollment and/or retention of patients in clinical trials, which could delay or prevent our receipt of necessary regulatory approvals of our pipeline candidates.

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

Our current clinical trials are fully enrolled, but future trials may be subject to delays as a result of patient enrollment taking longer than anticipated, and current and future trial timelines may be impacted by patient withdrawal. As a result of public health emergencies and resource constraints on CROs, prospective clinical trial sites and others, we may experience longer than expected lead times in clinical trial site activation and patient enrollment in future clinical trials. Furthermore, enrollment for future clinical trials may take longer than anticipated due to other monotherapies and combination therapies being investigated in the first-line setting at this time. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate, enroll and maintain a sufficient number of eligible patients to participate in these trials as required to adequately power our studies in order to draw meaningful conclusions from them or as may be required by the FDA, European Commission (based on recommendation from the EMA), or comparable foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

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

From time to time, we may publish interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated, and should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

The regulatory approval processes of the FDA, European Commission (based on recommendation from the EMA), and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval or other marketing authorizations from the FDA, European Commission (based on recommendation from the EMA), and comparable foreign regulatory authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market it in the EU until we receive a MA from the European Commission (based on recommendation from the EMA), or in the UK until we receive regulatory approval from the Medicines and Healthcare Products Regulatory Agency or other required regulatory approval in other countries. To date, we have had only limited discussions with the FDA and EMA regarding clinical development programs or regulatory approval for any product candidate within the United States and EU, respectively. In addition, we have had no discussions with other comparable foreign authorities regarding clinical development programs or regulatory approval for any product candidate outside of those jurisdictions.

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

We have invested a significant portion of our time and financial resources in the development of our clinical and preclinical product candidates. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize Cylembio®, IO112, IO170 and any future product candidates in a timely manner.

Even if we eventually complete clinical testing and receive approval of a BLA or other comparable foreign marketing application for Cylembio®, IO112, IO170 or any future product candidates, the FDA, European Commission (based on recommendation from the EMA) or other comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA, European Commission (based on recommendations from the EMA) or other comparable foreign regulatory authorities may also approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA, European Commission (based on recommendations from the EMA) or other comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA, European Commission (based on recommendation from the EMA) or an institutional review board or ethics committee (which are local institutional boards or committees, as applicable, that review, approve and oversee basic and clinical research conducted by the institution participating in the clinical trial), or comparable foreign regulatory authorities, may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the product candidate.

As an organization, we have never completed pivotal clinical trials, and we may be unable to do so for any product candidates we may develop.

We will need to successfully complete clinical trials meeting requirements for approval of the FDA or comparable foreign regulatory authorities, known as pivotal trials, to market Cylembio®, IO112, IO170 or any future product candidate. Conducting and successfully completing pivotal clinical trials is a complicated process. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of Cylembio, IO112, IO170 or future product candidates. In order to do so, we may need to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. We also may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

Some data for product candidates comes from clinical trials conducted outside the United States, EU and the UK, and the FDA, European Commission (based on recommendation from the EMA), or comparable foreign regulatory authorities may not accept data from such trials.

We believe that the patient population in the Phase 1/2 trial with Cylembio in combination with an anti-PD-1 monoclonal antibody in 30 metastatic melanoma patients is representative of the population for which we intend to label Cylembio in the United States. However, the trial was conducted in Europe, our ongoing IOB-013/KN-D18, IOB-022/KN-D38 and IOB-032/PN-E40 trials include sites outside of the United States, and we may conduct additional trials in the future outside of the United States, Europe and the United Kingdom. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA may be subject to certain conditions, and such data may not be accepted at all. Similarly, the European Commission (based on recommendation from the EMA), and other equivalent foreign regulatory authorities may not accept data from trials conducted outside their jurisdiction. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice; (2) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (“GCP”) regulations; and (3) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the product candidate in the United States. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements for clinical trials. In addition, such trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. The FDA, European Commission (based on recommendation from the EMA), or any comparable foreign regulatory authority may not accept data from trials conducted outside of the applicable jurisdiction. If the FDA, European Commission (based on recommendation from the EMA), or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Breakthrough therapy designation by the FDA for any product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that the product candidate will receive marketing approval.

Cylembio® combined with an anti-PD-1 monoclonal antibody in first line metastatic melanoma patients has been granted BTD from the FDA. We may also, in the future, apply for BTD, or the equivalent thereof in foreign jurisdictions (where available), for our product candidates or programs. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the BLA.

BTD is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for BTD, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate, including the breakthrough therapy designation of Cylembio combined with an anti-PD-1 monoclonal antibody in first line metastatic melanoma patients, may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA. In addition, even after a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the product candidate no longer meets the conditions for qualification or it may decide that the time period for FDA review or approval will not be shortened.

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

Our T-win® platform targets both immune suppressive host and tumor cells in the TME initiating a dynamic process of activating the host immune system, which response can be further exploited by concurrent or subsequent therapies as checkpoint inhibitors such as the dominant PD-1 monoclonal antibodies, pembrolizumab and nivolumab. Accordingly, it is expected that our product candidates, if approved, would be used in combination with third-party drugs or biologics. For example, Cylembio® in combination with an anti-PD-1 monoclonal antibody was investigated in a Phase 1/2 trial in 30 metastatic melanoma patients at Herlev University Hospital of Copenhagen, and we are conducting a Phase 3 clinical trial, the IOB-013/KN-D18 trial, combining Cylembio with pembrolizumab in first line advanced melanoma patients. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with pembrolizumab, nivolumab, or any other checkpoint inhibitor immunotherapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. We are currently developing Cylembio, IO112 and IO170 and may develop other future product candidates for use in combination with checkpoint inhibitors and other therapies. The FDA, EMA, or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our current product candidates and any future product candidates. It is also possible that trial results for our product candidates may differ significantly if our product candidates are investigated with different combination therapies in different trials - for example, if we were to investigate our product candidates with one anti-PD-1 monoclonal antibody in one trial and a different anti-PD-1 monoclonal antibody in another. Moreover, following product approval, the FDA, EMA, or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, quality, manufacturing and supply issues, and changes to the standard of care.

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

Because we have limited financial and managerial resources, we must prioritize our research programs and will need to focus our discovery and development on select product candidates and indications. Correctly prioritizing our research and development activities is particularly important for us due to the breadth of potential product candidates and indications that we believe could be pursued using our platform technologies. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Our success largely depends on the success of our limited number of product candidates. If any of these candidates fail in clinical trials or are not approved for commercialization, our ability to generate revenue and achieve profitability could be impacted.

We expect initially to focus on the development of our lead dual antigen Cylembio®. We also expect to continue to develop our other product candidates, IO112 and IO170. A key part of our strategy, however, is to continue to pursue clinical development of additional product candidates utilizing our T-win® platform. Developing, obtaining marketing approval for, and commercializing any future product candidates will require substantial additional funding and will be subject to the risks of failure inherent in drug product development. We cannot assure you that we will be able to successfully advance any future product candidates through the development process.

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

Difficulty in enrolling patients or patient withdrawal could delay or prevent clinical trials of our current product candidates and any future product candidates. We may find it difficult to enroll patients in any future trials we may conduct and our receipt of necessary regulatory approvals could be delayed or prevented as a result. For example, we have historically experienced longer than expected lead times in clinical trial site activation and patient enrollment in our clinical trials.

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

In addition to the competitive trial environment, the eligibility criteria of our planned clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure to assure their cancer is either severe enough or not too advanced to include them in a study. Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit, enroll and retain a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidates under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in or, once enrolled, continue with our studies for any reason, the timeline for conducting studies and obtaining regulatory approval of potential products may be delayed.

The enrollment and retention of patients further depends on many factors, including:

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

These and other risks associated with international operations may adversely affect our ability to attain or maintain profitable operations. Future sales of our products or our product candidates, if they are approved, will be dependent on purchasing decisions of and reimbursement from government health administration authorities, distributors and other organizations. As a result of adverse conditions affecting the global economy and credit and financial markets, including disruptions due to political instability, geopolitical conflict or otherwise, these organizations may defer purchases, may be unable to satisfy their purchasing or reimbursement obligations, or may affect milestone payments or royalties for our products or any of our product candidates that are approved for commercialization in the future. Should any of these risks materialize, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Because we have not manufactured Cylembio® at a commercial scale, situations may occur with difficulties in production, particularly in scheduling capacity or quality deviations associated with product release. Problems may also occur with delays or break-downs in logistics and shipping, difficulties with production costs and yields, quality control, and product testing, operator error, lack of availability of qualified personnel, as well as failure to comply with strictly enforced federal, state and foreign regulations.

Furthermore, if contaminations are discovered in our supply of product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any of these or other issues relating to the manufacture of our product candidates will not occur in the future. Any delay or interruption in the supply of product could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to begin new clinical trials at additional expense or terminate clinical trials completely.

Manufacturing facilities also require commissioning and validation activities to demonstrate that they operate as designed, and are subject to government inspections by the FDA, EU Member States (coordinated by the EMA) and other comparable foreign regulatory authorities. If we are unable to reliably produce products to specifications acceptable to the regulatory authorities, we may not obtain or maintain the approvals we need to manufacture our products. Furthermore, manufacturing facilities may fail to pass government inspections prior to or after the commercial launch of our product candidates, which would cause significant delays and additional costs required to remediate any deficiencies identified by the regulatory authorities. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are optimized along the way to support continuous improvement. Such changes may also require additional testing, or notification to, or approval by the FDA, European Commission, EMA, or a comparable foreign regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our current product candidates and any future product candidates and/or jeopardize our ability to commence product sales and generate revenue.

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

We are focused on the development of treatments for cancer. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates, including estimated incidence rates of specific forms of cancer. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse and material impact on our business.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our current and future preclinical studies and clinical trials. CROs that manage our preclinical studies and clinical trials as well as clinical investigators, including in investigator-initiated clinical trials, and consultants play a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with Good Laboratory Practice (“GLP”) and GCP requirements, which are regulations and guidelines enforced by the FDA, the EMA, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites, including clinical trial sites in investigator-initiated clinical trials, fail to comply with applicable GLP or GCP requirements, the data generated in our preclinical studies and clinical trials may be deemed unreliable, and the FDA, EMA, or comparable foreign regulatory authorities may require us to perform additional preclinical or clinical trials before approving our marketing applications. Further, requirements regarding clinical trial data may evolve. In June 2023, the FDA published a draft guidance, “E6(R3) Good Clinical Practice,” which seeks to unify standards for clinical trial data for ICH member countries and regions. Changes to data requirements may cause the FDA or other foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and may require further studies. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

We rely on third parties to manufacture our product candidates, and we expect to continue to rely on third parties for the clinical as well as any future commercial supply of our lead product candidate and other future product candidates. The development of our current and future product candidates, and the commercialization of any approved products, could be stopped, delayed or made less profitable if any such third party fails to provide us with sufficient clinical or commercial quantities of such product candidates or products, fails to do so at acceptable quality levels or prices or fails to achieve or maintain satisfactory regulatory compliance.

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

Any disruption, such as a fire, natural hazards, natural disasters, public health emergencies or vandalism at our CMOs, could significantly interrupt our manufacturing capability. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months of manufacturing delays as we build facilities or locate alternative suppliers and seek and obtain necessary regulatory approvals. If this occurs, we may be unable to satisfy manufacturing needs on a timely basis, if at all. If changes to CMOs occur, then there also may be changes to manufacturing processes inherent in the setup of new operations for our product candidates and any products that may obtain approval in the future. Any such changes could require the conduct of bridging studies before we can use any materials produced at new facilities or under new processes in clinical trials or, for any products reaching approval, in our commercial supply. Further, business interruption insurance may not adequately compensate us for any losses that may occur and, in that case, we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event of any CMOs could have drastic consequences, including placing our financial stability at risk.

Our product candidates and any drugs that we may develop may compete with other product candidates and drugs for access to manufacturing facilities. We may not be able to enter into similar commercial arrangements with other manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

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

We depend on third-party suppliers for materials that are necessary for the conduct of preclinical studies and manufacture of our product candidates for clinical trials and potential commercial supply, and the loss of these third-party suppliers or their inability to supply us with sufficient quantities of adequate materials, or to do so at acceptable quality levels and on a timely basis, could harm our business.

Manufacturing and supply of our product candidates require many specialty materials and equipment, including excipients, ancillary components and reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture and supply of our product candidates. Our use of CMOs increases the risk of delays in production or insufficient supplies as we transfer our manufacturing technology to these CMOs and as they gain experience with our supply requirements. Some of these suppliers may not have the capacity to support clinical trials and commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.

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

Risks Related to Our Industry and Business Operations

Disruptions at the FDA, EMA, SEC and other government agencies and regulatory authorities caused by policy changes, funding shortages, personnel layoffs and departures or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed, commercialized or approved in a timely manner or at all, or otherwise prevent those agencies from performing normal governmental functions on which the operation of our business may rely, which could negatively impact our business and stock price.

The ability and willingness of the FDA, EMA, and other comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including leadership, statutory, regulatory, and policy changes, government budget and funding levels, the departure of key personnel, including departures in response to recent federal worker buyout offers and layoffs, and the ability to hire and retain key personnel and accept the payment of user fees. Average review times at regulatory authorities and government agencies have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions and leadership changes at the FDA, and resulting staff and policy changes, including vaccine skepticism in the current U.S. administration, may also slow review or prevent approval of new products in the U.S., which would adversely affect our business and stock price.

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

If a prolonged government shutdown occurs, or if global health concerns impact regular inspections, reviews, or other regulatory activities of the FDA or other regulatory authorities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business and stock price.

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

Tariffs and trade restrictions may impact our supply chain and result in higher costs

Changes in U.S. and foreign trade policy, including the imposition of tariffs, import restrictions, or other trade barriers may result in higher costs, supply chain disruptions, or delays in obtaining critical materials. If such measures are implemented, we may need to identify alternative suppliers, renegotiate supply agreements, or absorb increased costs, any of which could adversely affect our business, financial condition, and ability to manufacture, develop or commercialize our product candidates.

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

As of December 31, 2024 we had 80 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, compliance, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in activities related to commercialization, including marketing, sales, market access, pricing and data analytics, regulatory, medical affairs, manufacturing and general and administrative functions, if any of our product candidates receives marketing approval and are commercialized by us. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Any future growth will impose significant added responsibilities on members of management, including, but not limited to:

•
identifying, recruiting, training, integrating, retaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical and FDA review process for Cylembio®, IO112, IO170 and any product candidate we develop, while complying with our contractual obligations to contractors and other third parties, including our partners and collaborators; and
•
improving our managerial, operational and financial controls, reporting systems and procedures.

Our future financial performance and our ability to advance the development of and, if approved, commercialize Cylembio, IO112, IO170 and any other product candidate we develop will depend, in part, on our ability to effectively manage any future growth. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

As we evolve from a company that is primarily involved in clinical development to a company that is also involved in commercialization, we may need to engage third parties to provide such capabilities, which may impose added oversight responsibilities on management, may result in less control over personnel conducting related activities, and may not be on favorable terms.

As we have been advancing Cylembio through clinical trials, we have been expanding our development, regulatory, manufacturing, and commercialization capabilities and may need to further contract with third parties to provide these capabilities. As our operations expand, we likely will need to manage additional relationships with such third parties.

Maintaining third party relationships for these purposes will impose significant added oversight responsibilities on members of our management and other personnel.

If we enter into arrangements with third parties to perform sales, marketing or distribution services, any product revenues that we receive, or the profitability of these product revenues to us, are likely to be lower than if we were to market and sell any products that we develop without the involvement of these third parties. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or in doing so on terms that are favorable to us. We likely will have less control over such third parties than we would over employees performing such functions, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

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

Specifically, there are many companies that have commercialized or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies such as Amgen, AstraZeneca, BMS, Merck, Novartis, Pfizer, Moderna, Regeneron, Roche, and Roche's subsidiary Genentech, Iovance and Shenzhen.

In first-line unresectable or metastatic melanoma specifically, the dominant market players are nivolumab, marketed by BMS and Ono Pharmaceutical Co., Ltd. (“Ono”), combination of nivolumab & ipilimumab, marketed by BMS and Ono, combination of nivolumab and relatlimab (LAG-3 blocking antibody) marketed by BMS and pembrolizumab, marketed by Merck. The FDA also recently approved lifileucel (Amtagvi), a second-line treatment for adult patients with unresectable or metastatic melanoma previously treated with a PD-1 blocking antibody, marketed by Iovance. We are also aware of several companies testing their compounds in combination with nivolumab or pembrolizumab. In mid-stage development there is Moderna and Merck with an investigational personalized mRNA cancer vaccine, in combination with pembrolizumab and Regeneron is testing their anti-LAG3, fianlimab, in combination with their anti-PD-1, cemiplimab, in first-line melanoma. In earlier stage development there are also BioNTech with NEO-PV-01, Karyopharm with selinexor and Shenzen and HuyaBio International (“Huya”) testing tucidinostat in combination with nivolumab in first-line melanoma.

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

We are a multinational business that operates in Denmark and other tax jurisdictions, and the tax laws of those jurisdictions generally require that royalty and other payments between affiliated companies in different jurisdictions be the same as those between unrelated companies dealing at arm’s length, and that such prices are supported by contemporaneous documentation. We believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, but our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these jurisdictions were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income or deductions to reflect these revised transfer prices, which could result in a higher overall tax liability to us and possibly interest and penalties.

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

Our total gross deferred tax assets as of December 31, 2024 were $77.6 million. Total gross deferred tax assets is composed of $70.6 million, $6.1 million and $0.8 million relating to IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively. Our anticipated activities are also expected to result in future significant net operating losses in Denmark resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The Company has provided a valuation allowance of ($70.5) million, ($6.0) million and ($0.7) million on our net deferred tax assets in IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively, as of December 31, 2024. Based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Denmark and the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

Moreover, our ability to use our net operating losses and other deferred tax assets to offset future taxable income in Denmark and the U.S. may be limited if we experience an ownership change. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside the Company’s control.

For Danish income tax purposes, an ownership change will generally occur when one, or several shareholders together, at once or successively, acquire shares representing more than 50 percent of the share capital or voting power. Such an ownership change entails no reduction of the amount of net operating losses to be carried forward, but the utilization is restricted to exclude offsetting against positive net capital income (e.g. income from interest, dividend and royalty) on net operating losses incurred in a previous income year, where the ownership differs by 50 percent (under section 12D of the Danish Corporate Tax Act). The restriction may limit future offsetting against net operating profits, when the ownership change is due to the listing on an exchange.

For U.S. federal income tax purposes, an ownership change will generally occur when the percentage of our stock (by value) owned by one or more “5% shareholders” (as defined in the U.S. Internal Revenue Code of 1986, as amended) has increased by more than 50% over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). If we were to incur losses in the United States in the future, our ability to realize a tax benefit from these losses would be limited. Due to potential ownership changes under Section 382 of the Code, we may be limited in our ability to realize a tax benefit from the use of such losses, whether or not we attain profitability in future years.

In addition, our ability to utilize any future net operating losses may be limited by Pub. L. 115-97, enacted in 2017 and commonly known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”).

We may be subject to current taxation on some of the income of our foreign subsidiaries even absent any cash distributions.

Because we hold directly or indirectly all of the shares of our foreign subsidiaries, including IO Biotech ApS and IO Biotech Limited, such subsidiaries are treated as controlled foreign corporations (“CFC”) for U.S. federal income tax purposes. For U.S. federal income tax purposes, IO Biotech, Inc. will therefore need to include in its taxable income each year its “global intangible low-taxed income” and IO Biotech ApS’s and IO Biotech Limited’s “subpart F income,” if any, even if no distributions are made.

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

Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. We do not currently have any products on the market, but our operations and current and future arrangements with investigators, healthcare professionals, customers and third-party payors, may be subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. See Part I, Item 1, “Government Regulations – Other Regulatory Matters – Other Healthcare Laws” for additional details.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. Additionally, there continue to be other legislative and administrative efforts to reform the healthcare system, including those addressing drug pricing. For example, the IRA, which was passed in 2022, imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; and, beginning in 2026, the IRA establishes a “maximum fair price” for a fixed number of high expenditures pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. Similar efforts to control pharmaceutical and biological product pricing are also taking place at the state level. See Part I, Item 1, “Government Regulation – Healthcare Reform” for additional details.

We expect that the ACA, IRA, new laws, and other federal and state healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved. We cannot predict the initiatives that may be adopted in the future. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

The EU Pharma Law Proposal also proposes changes to the current orphan market exclusivity approach. If adopted as proposed by the European Commission, the EU Pharma Law Proposal would in most cases reduce the duration of orphan market exclusivity.

We are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business and personal information in connection with the conduct of our clinical trials and related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, including with respect to regulatory enforcement and private litigation, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that may be subject to privacy and security requirements under HIPAA, as amended by HITECH and regulations promulgated thereunder. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose, or are subject to an actual or alleged data breach regarding, individually identifiable health information in a manner that is not authorized or permitted by HIPAA. In 2023, the SEC finalized rules requiring enhanced disclosures regarding cybersecurity risk management, strategy, and governance, as well as the timely reporting of material cybersecurity incidents. These rules mandate disclosures about our processes for identifying, assessing, and managing cybersecurity risks, the role of management and the board of directors in overseeing these risks, and specific incidents that materially affect us.

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

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to devote additional resources to and put in place additional mechanisms ensuring compliance with the new data protection and disclosure rules. Despite our efforts to comply with these laws and regulations, the inherent complexity of data security and cyber threats, and the newness of some of these requirements, such as the SEC’s cybersecurity disclosure requirements, present a risk of non-compliance or insufficient disclosure, which could invite regulatory scrutiny and affect our operational and financial performance. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020, became enforceable by the California Attorney General on July 1, 2020, and was the first comprehensive state privacy law in the United States. The CCPA covers businesses operating in California and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (the “CPRA”), which further amended the CCPA, went into effect on January 1, 2023. The CCPA, as amended by the CPRA, imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. The CCPA currently exempts certain health-related information, including clinical trial data, but the CCPA (as amended by the CPRA) may increase our compliance costs and potential liability once we become subject to the law. Similar laws have been enacted or proposed in many other states as well as at the federal level, and such laws may have potentially conflicting requirements that would make compliance challenging. These proposals and new laws generally include exemptions for HIPAA-covered and clinical trial data, but they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business.

Additionally, state laws related to health privacy may result in additional compliance costs. For example, the state of Washington enacted the “My Health My Data” Act, which regulates “consumer health data,” defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data” Act provides exemptions for personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. Additionally, Nevada recently enacted a consumer health data privacy bill, and other states could adopt health-specific privacy laws that could impact our business.

The FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information. For instance, the FTC has promulgated standards for fair information practices, which concern consumer notice, choice, security and access, and also require notice of certain health information breaches outside the HIPAA context. Privacy laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. Violating individuals’ privacy rights, publishing false or misleading information about security practices, or failing to take appropriate steps to keep individuals’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. The FTC has also been active with respect to enforcement of its Health Breach Notification Rule and in scrutinizing the use and disclosure of sensitive personal information. The FTC finalized changes to the Health Breach Notification Rule in April 2024. Additionally, the FTC published an advance notice of proposed rulemaking on commercial surveillance and data security in 2022 and may implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive in the coming years. Federal regulators, state attorneys general and plaintiffs’ attorneys have been and will likely continue to be active in this space, and if we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. We enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors and other third parties, but any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. However, we cannot be certain that the claims in our pending patent applications directed to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office (“USPTO”) or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Off-label prescriptions may infringe or contribute to the infringement of method of use patents, but the practice is common and such infringement is difficult to prevent or prosecute.

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

The patent application process is subject to numerous risks and uncertainties, and we or any of our potential future collaborators may not be successful in protecting our product candidates by obtaining and defending patents. For example, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, inventorship, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending patent applications may be challenged in patent offices in the United States and abroad. The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity or enforceability. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our pending patent applications may be subject to third-party pre-issuance submissions of prior art to the USPTO or our issued patents may be subject to post-grant review proceedings, oppositions, derivations, reexaminations, interference or inter partes review proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any failure to obtain or maintain patent protection with respect to our product candidates or their uses could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. We may also rely on trade secret protection as temporary protection for concepts that may be included in a future patent filing. However, trade secret protection will not protect us from innovations that a competitor develops independently of our proprietary know how. If a competitor independently develops a technology that we protect as a trade secret and files a patent application on that technology, then we may not be able to patent that technology in the future, may require a license from the competitor to use our own know-how, and if the license is not available on commercially-viable terms, then we may not be able to launch our product. We require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, but we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, and this scenario could materially adversely affect our business, financial condition and results of operations.

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

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including but not limited to the identification of relevant patents, analysis of the scope of relevant patent claims or determination of the expiration of relevant patents, are complete or thorough. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, might assert are infringed by our current or future product candidates, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates and other proprietary technologies we may develop, could be found to be infringed by our product candidate. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. . Our determination of the expiration date of any patent in the United States, Europe or elsewhere that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. The pharmaceutical and biotechnology industries have produced a considerable number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents, and a court of competent jurisdiction may not invalidate the claims of any such U.S. patent. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

We may choose to challenge the enforceability or validity of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, the European Patent Office (“EPO”) or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

We employ and may employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, but we may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our future patents. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. We do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, but we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. An inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, but there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

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

In addition, it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, but we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. We would be given an opportunity to respond to those rejections, but we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and tradenames to third parties, such as distributors. These license agreements may provide guidelines for how our trademarks and tradenames may be used, but a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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
•
failure to obtain approval for or commercialize our product candidates;
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
•
the size of our public float;
•
political uncertainty and/or instability in the United States and throughout the world; and
•
any other factors discussed elsewhere in this Annual Report on Form 10-K.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of December 31, 2024 we had 65,880,914 shares of common stock outstanding. Substantially all of our outstanding shares of common stock are currently able to be sold freely in the public market, subject to certain restrictions that may apply to shares of our common stock held by our affiliates, by certain participants in our August 2023 private placement, and underlying certain warrants issuable in connection with the EIB Loan Facility (as defined below). The market price of our common stock could decline as a result of the exercise of any such warrants, the sale of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

We may not be able to maintain the listing of our common stock on Nasdaq, which could adversely affect our liquidity and the trading volume and market price of our common stock.

Our common stock is listed on The Nasdaq Global Select Market, which imposes continued listing requirements with respect to listed securities, including a minimum bid price requirement.

On December 26, 2024, we received notice from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive trading days, we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Global Select Market, and the Company’s common stock will continue to trade on the Nasdaq Global Select Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until June 24, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive trading days prior to June 24, 2025.

If the Company does not regain compliance by June 24, 2025, the Company may be eligible for an additional 180 calendar day compliance period if it applies to transfer the listing of its common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market. To qualify, the Company would be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period. As part of its review process, Nasdaq will make a determination as to whether it believes the Company will be able to cure this deficiency. If Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. Upon receipt of such notice, the Company would have the right to appeal any determination to delist its common stock, and the common stock would remain listed on the Nasdaq Global Select Market until completion of the appeal process.

We may not be able to maintain compliance with the minimum bid price requirement or other applicable Nasdaq listing rules. If Nasdaq delists our common stock, it is unlikely that we will be able to list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant adverse consequences, including limited availability of market quotations and analyst coverage for our common stock, and reduced liquidity for trading of our securities, all of which would likely reduce the market price of our common stock. In addition, our common stock could be considered a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in reduced trading activity in the secondary trading market for our common stock. Delisting could result in additional adverse consequences including reduced ability to issue additional securities or obtain additional financing on terms acceptable to us, or at all, as well as the potential loss of confidence of our customers, suppliers and employees, any of which could harm our business and future prospects. Even the perception that we are at heightened risk of delisting could also result in certain of the above consequences. This perception could negatively impact the market price and trading volume of our common stock, and harm our stockholders and our business.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf under Delaware law; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (3) any action arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our amended and restated certificate of incorporation or bylaws; (4) any other action asserting a claim that is governed by the internal affairs doctrine; or (5) any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) in all cases subject to the court having jurisdiction over indispensable parties named as defendants. These exclusive-forum provisions do not apply to claims under the Securities Act or the Exchange Act.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, or the exercise of our warrants, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to the IO Biotech, Inc. 2021 Equity and Incentive Plan (the “2021 Equity Plan”), we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In addition, pursuant to the IO Biotech, Inc. 2023 Inducement Award Plan (the “2023 Inducement Plan”), we are authorized to grant stock options and other equity-based awards to employees as an inducement for them to join us. Equity-based awards granted under the 2021 Equity Plan and the 2023 Inducement Plan would cause dilution to our stockholders. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, by an amount equal to the lesser of (1) 4% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (2) a lesser number of shares determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year or increases the available pool under the 2023 Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall. The maximum number of shares reserved for issuance under the 2023 Inducement Plan is 1,976,427 shares.

In addition, on August 9, 2023, we completed the Private Placement (as defined below) in which, among other things, we issued and sold 37,065,647 warrants to purchase up to 37,065,647 shares of our common stock to the various purchasers thereunder. The purchase price for each warrant was $2.025.

Moreover, on December 19, 2024, in connection with the Finance Contract (as defined below), we agreed to sell and issue to the European Investment Bank certain warrants to purchase shares of the Company’s common stock in connection with the disbursement of each of the Tranche A loan (such warrants, the “Tranche A Warrants”), Tranche B loan (such warrants, the “Tranche B Warrants”) and Tranche C loan (such warrants, the “Tranche C Warrants” and, together with the Tranche A Warrants and the Tranche B Warrants, the “EIB Warrants”). The number of shares for which the EIB Warrants will be exercisable will be determined at the time of issuance of each EIB Warrant in accordance with the formulas set forth in the Warrant Issuance Agreement (as defined below), which formulas generally provide that the number of shares will decrease as the price of the common stock increases.

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

We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in us being unable to provide required financial information in a timely and reliable manner. Such a failure, or any other failure, to comply with the financial reporting and internal controls requirements for publicly traded companies could have a material adverse effect on our business and stock price.

Our management has identified a material weakness in our internal control over financial reporting as of December 31, 2024, relating to the design and operation of our controls to ensure that the accounting models used to support CRO-related accounting entries appropriately reflected the status and progress of ongoing clinical trials at the balance sheet date. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of our internal control over financial reporting, a description of the identified material weakness and a summary of the remediation efforts we are implementing, see “Part II, Item 9A - “Controls and Procedures,” below.

If we are not able to remediate the material weakness in a timely manner, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, or if we are otherwise unable to establish or maintain corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures as required by the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, and more complex accounting rules, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our stock price to decline. We also could become subject to litigation and regulatory enforcement actions.

While we have taken steps to remediate the material weakness, we cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. We also cannot assure you that we have identified all or that we will not have additional material weaknesses in the future. Accordingly, a material weakness may still exist when we report on the effectiveness of our internal control over financial reporting for purposes of our attestation when required by reporting requirements under the Exchange Act or Section 404 of the Sarbanes-Oxley Act.

Even if we do remediate the material weakness, our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Further, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending December 31, 2022, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that and each subsequent year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we were not required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements. For example, in connection with the audit of our financial statements for the years ended December 31, 2021 and 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. This material weakness was not previously remediated, and in connection with the preparation of our consolidated financial statements for the year ended December 31, 2021, the Company identified an error, which resulted in a restatement as disclosed in our Current Report on Form 8-K filed on December 17, 2021. For the year ended December 31, 2022, this material weakness was remediated and no additional material weaknesses were identified in periods subsequent to that time, but we could experience further difficulty with internal control over financing reporting in the future.

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

For example, as described above, our management has identified a material weakness in our internal control over financial reporting as of December 31, 2024, and concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of that date. For further discussion, see the previous risk factor and “Part II, Item 9A - “Controls and Procedures,” below.

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

In addition, recent presidential and congressional elections in the United States could also result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting us and our business. For example, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear.

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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict in Ukraine and conflicts in the Middle East. We do not have any operations in Russia or Ukraine at this time, but the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations and regions including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, disruptions to supply chains, etc.) and other potential uncertainties could adversely affect our business. Certain of our clinical trial sites are located in Israel and conflicts in the Middle East may delay, limit or hinder ongoing, planned or future trials and affect enrollment and retention of patients. Inability to enroll or retain patients and limitations or delays in clinical trials could increase costs and cause setbacks in product development. In the event geopolitical tensions fail to abate or deteriorate further, additional governmental sanctions may be enacted adversely impacting the global economy, which could adversely affect our business, financial condition or results of operations.

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

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, but this insurance may not provide adequate coverage against potential liabilities. We maintain general liability insurance, but we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials, and our general liability insurance may not probe sufficient coverage against any potential liabilities.

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

Failure to meet evolving investor, stakeholder and governmental expectations regarding environmental, social and corporate governance (“ESG”) matters may damage our business.

There is an increasing and evolving focus from certain investors, employees and other stakeholders concerning ESG matters. Additionally, public interest and governmental pressure related to public companies’ approach to ESG matters continue to grow and evolve. If our approach to these matters fail to meet the expectations and standards of investors, employees, other stakeholders and governmental authorities regarding responsible corporate citizenship in areas including environmental stewardship, Board of Directors and employee diversity, human capital management, corporate governance and transparency, we may face not only reputational harm but also regulatory scrutiny, litigation risk, and loss of business opportunities, which could have a material adverse effect on our business or financial condition.

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to change, including due to judicial challenges.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (the “APA”) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

We are requiring each of our significant third-party service providers to agree that it will implement and maintain appropriate security measures in connection with their work with us, and promptly report any suspected breach of its security measures that may affect our company.

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

Item 2. Properties.

We lease a facility containing approximately 622 square meters of office space for our main office, which is located at COBIS, Ole Maaløes Vej 3, DK-2200 Copenhagen N, Denmark. The lease expires in December 2027. We also lease lab space at COBIS, Ole Maaløes Vej 3, DK-2200 Copenhagen N, Denmark. The lease expires in December 2027. In November 2024, we leased an additional 144 square meters of office space located at Ole Maaløes Vej 3, DK-2200 Copenhagen N, Denmark. The lease expires in December 2027.

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

Stockholders

As of March 24, 2025, we had 65,880,914 shares of common stock outstanding held by 10 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Equity Compensation Plans

The following table details information regarding our existing equity compensation as of December 31, 2024:

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options and Warrants (in thousands) (a)	Weighted Average Exercise Price of Outstanding Options and Warrants (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (in thousands) (c)
Equity compensation plans approved by security holders	8,370	$5.43	423
Equity compensation plans not approved by security holders	598	$1.71	1,666
Total	8,968	$5.18	2,089

See “Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 12, “Equity-Based Compensation” for additional information on compensation plans under which equity securities of the registrant are authorized for issuance.

Use of Proceeds

Recent Sales of Unregistered Securities

None.

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

There has been no material change in the planned use of proceeds from our IPO, as described in the Prospectus. As of December 31, 2024, the Company has fully used the proceeds of our IPO, and there was no material change in the use of proceeds as described in the Prospectus.

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

Overview

We are a clinical-stage biopharmaceutical company developing novel, immune-modulatory, off-the-shelf therapeutic cancer vaccines based on our T-win® platform. Our T-win product candidates are designed to kill both tumor cells and immune-suppressive cells in the tumor microenvironment TME by stimulating the activation and expansion of T cells against target antigen positive cells. This results in the modulation of the TME, creating a more pro-inflammatory environment, and the potentiation of anti-tumor activity by unleashing the tumor killing by T cells. We believe that our product candidates have the potential to advance the oncology treatment paradigm, amplifying immune-oncology treatment effects across the spectrum of melanoma and other tumor types.

Our lead therapeutic cancer vaccine candidate, IO102-IO103, which in the U.S. is known as Cylembio® (imsapepimut and etimupepimut, adjuvanted), is designed to target cancer cells and immune-suppressive cells in the TME that express IDO and PD-L1. In an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma, Cylembio in combination with nivolumab, an anti-PD-1 checkpoint inhibitor, demonstrated proof of concept by increasing the ORR and median length of PFS compared to what has been reported with an anti-PD-1 antibody alone. Safety was the primary endpoint of this trial, immune response was the secondary endpoint and clinical efficacy was the tertiary endpoint. The clinical efficacy endpoints in this trial included OR, PFS and OS. The combination induced meaningful tumor regression and achieved rapid, deep and durable responses with a favorable tolerability profile without adding systemic toxicity to what is typically seen with an anti-PD-1 monotherapy in this patient population. As of the January 5, 2023 data cut as published in the May 2023 Journal for ImmunoTherapy of Cancer, we observed a confirmed ORR of 73% as per RECIST 1.1, a CRR of 50% and 25.5 months of PFS. Based on the results from this study, IO102-IO103, in combination with pembrolizumab, was granted BTD by the FDA for treatment of unresectable/metastatic melanoma and we initiated a global Phase 3 trial.

Our T-win platform is a novel approach to therapeutic cancer vaccines designed to activate pre-existing T cells to target immunosuppressive mechanisms. Our T-win product candidates are designed to employ a dual mechanism of action: (1) direct killing of immune-suppressive cells, including both tumor cells and genetically stable cells in the TME, that express IDO and/or PD-L1 (in the case of Cylembio), Arginase 1 (in the case of IO112) or TGFβ1 (in the case of IO170), and (2) modulation of the TME into a more pro-inflammatory, anti-tumor environment. Our T-win platform is built upon our team’s deep understanding of both the TME and a tumor’s ability to evade surveillance and destruction by the immune system. Our approach is in contrast to previous methods that have sought to either block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed by tumor cells

We enrolled the first patient in a potentially registrational Phase 3 trial for Cylembio in combination with pembrolizumab as first-line treatment in advanced melanoma, the IOB-013/KN-D18 trial, in May of 2022. In June 2023, we announced that we amended the protocol and increased the target number of patients to be enrolled in the Phase 3 trial from an original 300 patients to a revised 380 patients to potentially accelerate the timeline to reach the analysis of the primary endpoint of PFS. In November 2023, we fully enrolled the Phase 3 trial (380 patients) ahead of schedule with nearly half the patients enrolled during the final six months of enrollment. We included all patients who met the study criteria and who were in screening when the target enrollment was achieved, resulting in a total of 407 patients being enrolled in our IOB-013/KN-D18 trial. The PFS analysis is event-driven and has been planned to be conducted when 226 events (progression or death) in the trial have occurred in the study. With 226 events, the primary endpoint of PFS is powered at 89% to detect a hazard ratio of 0.65. The rate of events has slowed in the study, as such, we now expect the readout of the PFS primary endpoint in the third quarter of 2025. We continue to plan to submit a BLA to the FDA in 2025 and potentially make our first therapeutic cancer vaccine available for patients in the U.S. with advanced melanoma in 2026.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily by aggregate net proceeds of $360.6 million from the issuance of convertible preference shares, convertible notes, ordinary shares, our IPO, our Private Placement and as of December 2024, the EIB Loan Facility (defined below) from which we have access to tranche A and tranche B loans to draw up to €10.0 million and €12.5 million in available funds, respectively, before payment of certain fees and transaction related expense. Since inception, we have had significant operating losses. Our net loss was $95.5 million and $86.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $359.3 million and $60.0 million in cash and cash equivalents.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $60.0 million as of December 31, 2024, will be sufficient to continue funding our development activities into the second quarter of 2026 assuming draw down of the first three committed tranches of the EIB loan facility. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement and the EIB Loan Facility, cannot be assured and which we may not be able to pursue successfully again in the future.

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

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. We have not tracked our research and development expenses on a program-by-program basis, as our lead product candidate, Cylembio®, is used in each of our three ongoing clinical trials across all target oncology indications that we are researching. Substantially all of our direct research and development expenses in the years ended December 31, 2024 and 2023 were on Cylembio and consisted primarily of external costs, such as consultants, third-party contract organizations that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials.

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

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing and estimated costs necessary to complete the remainder of the development of our product candidates or programs. We are also unable to predict if, when, or to what extent we will obtain approval and generate revenues from the commercialization and sale of our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
successful completion of preclinical studies and of clinical trials for Cylembio, IO112, IO170, and our other current product candidates and any future product candidates;
•
successful enrollment and completion of our Phase 3 clinical trial for Cylembio, Phase 2 basket trials, and any clinical trials for future product candidates;
•
data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
•
acceptance by the FDA, regulatory authorities in Europe, or other regulatory agencies of the IND applications, clinical trial applications and/or other regulatory filings for Cylembio, our other current product candidates and any future product candidates;
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

Research and development activities account for a significant portion of our operating expenses. We expect to incur significant research and development expenses for the foreseeable future as we continue to implement our business strategy, which includes advancing Cylembio® through clinical development and other product candidates further into clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts, and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Other Income (Expense), Net

Our other income (expense), net comprises:

•
Foreign currency exchange: The functional currency of our subsidiaries operating in Denmark and United Kingdom is the Euro and the British Pound, respectively. Transactions denominated in currencies other than the Euro and the British Pound result in exchange gains and losses that are recorded in our consolidated statements of operations.

•
Interest income: For the years ended December 31, 2024 and 2023, we recognized interest income on account balances invested in money market funds and on account balances with banks.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following sets forth our results of operations:

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$71,484	$67,829	$3,655	5.4%
General and administrative	23,693	23,614	79	0.3%
Total operating expenses	95,177	91,443	3,734	4.1%
Loss from operations	(95,177)	(91,443)	(3,734)	4.1%
Other income, net	1,129	6,212	(5,083)	(81.8)%
Loss before income tax expense	(94,048)	(85,231)	(8,817)	10.3%
Income tax expense	1,443	852	591	69.4%
Net loss	$(95,491)	$(86,083)	$(9,408)	10.9%

Research and Development Expenses

Research and development expenses were composed of:

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
	(in thousands)
Clinical trial-related activities	$36,632	$32,449	$4,183	12.9%
Personnel	19,701	17,276	2,425	14.0%
Chemistry, manufacturing and control	11,350	14,865	(3,515)	(23.6)%
Preclinical studies and activities	1,629	1,267	362	28.6%
Consultants and other costs	2,172	1,972	200	10.1%
Total research and development expenses	$71,484	$67,829	$3,655	5.4%

Research and development expenses were $71.5 million for the year ended December 31, 2024, compared to $67.8 million for the year ended December 31, 2023. The increase of $3.7 million was primarily related to an increase in clinical trial-related activities of $4.2 million for Cylembio®, our therapeutic cancer vaccine candidate, including the continued execution of our Phase 3 clinical trial, and an increase in personnel costs of $2.4 million primarily related to an increase in personnel compensation related costs. This increase was partially offset by a decrease in costs for chemistry, manufacturing and control activities of $3.5 million related to the timing of manufacturing activities and production of Cylembio, our therapeutic cancer vaccine candidate, for use in our ongoing clinical trials.

General and Administrative Expenses

General and administrative expenses were composed of:

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
	(in thousands)
Personnel	$11,367	$10,294	$1,073	10.4%
Professional services	4,847	4,469	378	8.5%
Consultants and other costs	7,479	8,851	(1,372)	(15.5)%
Total general and administrative expenses	$23,693	$23,614	$79	0.3%

General and administrative expenses were $23.7 million for the year ended December 31, 2024, compared to $23.6 million for the year ended December 31, 2023. The increase of $0.1 million was primarily due to an increase in personnel costs of $1.1 million related to an increase in personnel compensation related costs and an increase in professional services costs of $0.4 million primarily related to an increase in legal fees. These increases were partially offset by a decrease in consultants and other costs of $1.4 million primarily related to a decrease in consultant spend and insurance premiums.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
	(in thousands)
Currency exchange (loss) gain, net	$(3,589)	$331	$(3,920)	(1,184.3)%
Interest income	4,718	5,881	(1,163)	(19.8)%
Other income, net	$1,129	$6,212	$(5,083)	(81.8)%

Other income (expense), net was $1.1 million for the year ended December 31, 2024 compared to $6.2 million for the year ended December 31, 2023. The decrease of $5.1 million was primarily due to a decrease of $1.2 million in interest income recognized on our money market fund and a decrease of $3.9 million in foreign currency impacts due to changes in U.S. Dollar to Euro exchange rates.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds of $360.6 million from the issuance of convertible preference shares, convertible notes, ordinary shares, our IPO, our Private Placement, and as of December 2024, the EIB Loan Facility (as defined below) from which we have access to tranche A and tranche B loans to draw up to €10.0 million and €12.5 million in available funds, respectively, before payment of certain fees and transaction related expense. In December 2024, IO Biotech ApS, our wholly-owned subsidiary, entered into the Finance Contract (the “Finance Contract”) with the EIB establishing the EIB Loan Facility, which consists of three committed tranches of potential financing in an aggregate principal amount of up to €37.5 million, subject to certain conditions precedent (the “EIB Loan Facility”). Concurrently with the execution of the Finance Contract, IO Biotech ApS entered into a non-binding side letter, pursuant to which EIB may, in its discretion and subject to approvals by its investment committee, make available to the Company an additional €20.0 million in funding related to the Company’s ongoing clinical trials. We believe we have satisfied the specified business conditions of the Tranche A and Tranche B loans to draw up to €10.0 million and €12.5 million, respectively, in additional funds before payment of certain fees and transaction related expense. We expect to have €15.0 million in additional committed funds available contingent upon satisfying certain agreed upon conditions of the agreement and up to €20.0 million in uncommitted funds that EIB may elect to provide in its sole discretion.

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

In addition, on February 15, 2023, we filed a new prospectus supplement with the SEC with respect to the offer and sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $19,500,000, establishing an at-the-market equity program. On February 15, 2023, we also entered into a Sales Agreement by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75,000,000 through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have not currently issued any shares pursuant to our at-the-market equity program as of December 31, 2024.

Since inception, we have had significant operating losses. Our net loss was $95.5 million and $86.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $359.3 million and $60.0 million in cash and cash equivalents. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We currently expect that our cash and cash equivalents of $60.0 million as of December 31, 2024 will be sufficient to fund our operating expenses and capital requirements into the second quarter of 2026 assuming draw down of the first three committed tranches of the EIB loan facility. However, additional funding will be necessary to fund our future clinical and preclinical activities. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(82,347)	$(71,737)
Net cash used in investing activities	(44)	(323)
Net cash provided by financing activities	—	71,860
Net decrease in cash and cash equivalents	$(82,391)	$(200)

Net Cash Used in Operating Activities

Cash used in operating activities of $82.3 million during the year ended December 31, 2024 was primarily attributable to our net loss of $95.5 million and an increase of $2.2 million in our working capital account, partially offset by an increase in non-cash items of $11.0 million primarily due to equity-based compensation.

Cash used in operating activities of $71.7 million during the year ended December 31, 2023 was primarily attributable to our net loss of $86.1 million, partially offset by an increase of $5.9 million in our working capital accounts and an increase in non-cash items of $8.5 million primarily due to equity-based compensation.

Net Cash Used in Investing Activities

Cash used in investing activities of $0.04 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively, was related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

We had no cash provided by financing activities for the year ended December 31, 2024.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $60.0 million as of December 31, 2024 will be sufficient to continue funding our development activities into the second quarter of 2026 assuming draw down of the first three committed tranches of the EIB loan facility. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement and EIB Loan Facility, cannot be assured and which we may not be able to pursue successfully again in the future. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, potentially including collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the progress, costs and results of our ongoing and planned clinical trials of Cylembio®, as well as our planned trials for our other product candidates;
•
the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates, including our ongoing clinical trials of Cylembio;
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

•
the enrollment and completion of our Phase 3 clinical trial for Cylembio®, Phase 2 basket trials, and any clinical trials for our existing or future product candidates;
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

Contractual Obligations and Commitments

In March 2021, we entered into a lease for our office space in Copenhagen, Denmark that was amended in September 2022 and is set to expire in December 2027. The lease for our office space in Copenhagen, Denmark is terminable upon six months’ notice. In January 2023, we entered into a lease for laboratory space in Copenhagen, Denmark that expires in December 2027. In December 2024, we entered into a lease for additional office space in Copenhagen, Denmark that expires in December 2027. In August 2021, we entered into a lease for laboratory facilities and office space in Rockville, Maryland that expires in May 2027. In October 2021, we entered into a lease for office space in New York, New York that expires in January 2027. In June 2023, we entered into a lease for office space in Newport, United Kingdom that expires in May 2025.

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

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations in conducting research and development activities. We evaluate the probability associated with each source and use of cash resources in making our going concern determination. The research and development of pharmaceutical products is inherently subject to uncertainty. We currently expect that our cash and cash equivalents of $60.0 million as of December 31, 2024, along with the first two tranches of the EIB Loan will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued.

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

Equity-based Compensation

We issued stock-based compensation awards through the granting of warrants and stock options, which generally vest over a four-year period. For the years ended December 31, 2024 and 2023, we issued 3,087,382 and 2,171,841 stock options, respectively, with a weighted average exercise price of $1.60 and $2.02, respectively, to certain employees, board members and advisors from the 2021 Equity Incentive Plan. For the years ended December 31, 2024 and 2023, we issued 310,000 and 348,153 stock options, respectively, with a weighted average exercise price of $1.58 and $1.86, respectively, from the 2023 Inducement Plan.

We account for equity-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). In accordance with ASC 718, compensation cost is measured at estimated fair value and is included as compensation expense over the vesting period during which service is provided in exchange for the award on a straight-line basis. Vesting of the awards depend solely on service conditions required of the employee. The Company reverses any previously recognized compensation cost associated with forfeited awards in the period of the forfeiture occurs.

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

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies” in the accompanying notes to our financial statements for the years ended December 31, 2024 and 2023 appearing elsewhere in this Annual Report on Form 10-K for a discussion of recently issued accounting standards.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

IO Biotech, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IO Biotech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IO Biotech, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Copenhagen, Denmark

March 31, 2025

io biotech, inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$60,031	$143,193
Prepaid expenses and other current assets	4,920	4,062
Total current assets	64,951	147,255
Restricted cash	268	268
Property and equipment, net	638	847
Right of use lease asset	1,725	2,259
Other non-current assets	117	89
Total non-current assets	2,748	3,463
Total assets	$67,699	$150,718
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,661	$3,878
Lease liability - current	717	655
Accrued expenses and other current liabilities	14,108	11,184
Total current liabilities	19,486	15,717
Lease liability - non-current	1,198	1,839
Total non-current liabilities	1,198	1,839
Total liabilities	20,684	17,556
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, par value of $0.001 per share; 300,000,000 shares authorized at December 31, 2024 and December 31, 2023; 65,880,914 shares issued and outstanding as of December 31, 2024 and December 31, 2023	66	66
Additional paid-in capital	413,113	406,587
Accumulated deficit	(359,313)	(263,822)
Accumulated other comprehensive loss	(6,851)	(9,669)
Total stockholders’ equity	47,015	133,162
Total liabilities and stockholders’ equity	$67,699	$150,718

See accompanying notes to the consolidated financial statements.

io biotech, inc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses
Research and development	$71,484	$67,829
General and administrative	23,693	23,614
Total operating expenses	95,177	91,443
Loss from operations	(95,177)	(91,443)
Other income (expense)
Currency exchange (loss) gain, net	(3,589)	331
Interest income	4,718	5,881
Total other income, net	1,129	6,212
Loss before income tax expense	(94,048)	(85,231)
Income tax expense	1,443	852
Net loss	(95,491)	(86,083)
Net loss attributable to common shareholders	(95,491)	(86,083)
Net loss per common share, basic and diluted	$(1.45)	$(1.98)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	65,880,914	43,539,976
Other comprehensive loss
Net loss	$(95,491)	$(86,083)
Foreign currency translation	2,818	472
Total comprehensive loss	$(92,673)	$(85,611)

See accompanying notes to the consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2023	28,815,267	29	326,705	(10,141)	(177,739)	138,854
Equity-based compensation	—	—	8,059	—	—	8,059
Foreign currency translation	—	—	—	472	—	472
Issuance of common shares and warrants in private placement, net of issuance costs of $3,198	37,065,647	37	71,823		—	71,860
Net loss	—	—	—	—	(86,083)	(86,083)
Balance, December 31, 2023	65,880,914	$66	$406,587	$(9,669)	$(263,822)	$133,162
Equity-based compensation	—	—	6,526	—	—	6,526
Foreign currency translation	—	—	—	2,818	—	2,818
Net loss	—	—	—	—	(95,491)	(95,491)
Balance, December 31, 2024	65,880,914	$66	$413,113	$(6,851)	$(359,313)	$47,015

See accompanying notes to the consolidated financial statements.

io biotech, inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(95,491)	$(86,083)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	253	215
Equity-based compensation	6,526	8,059
Amortization of right of use lease asset	596	541
Foreign currency loss (gain)	3,589	(331)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(858)	1,568
Other non-current assets	(29)	(4)
Accounts payable	782	(126)
Lease liability	(639)	(604)
Accrued expenses and other current liabilities	2,924	5,028
Net cash used in operating activities	(82,347)	(71,737)
Cash flows from investing activities
Purchase of property and equipment	(44)	(323)
Net cash used in investing activities	(44)	(323)
Cash flows from financing activities
Proceeds from issuance of common shares and warrants	—	75,058
Common shares and warrants issuance costs	—	(3,198)
Net cash provided by financing activities	—	71,860
Net decrease in cash, cash equivalents and restricted cash	(82,391)	(200)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(771)	803
Cash, cash equivalents and restricted cash, beginning of year	143,461	142,858
Cash, cash equivalents and restricted cash, end of year	$60,299	$143,461
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	60,031	143,193
Restricted cash	268	268
Total cash, cash equivalents, and restricted cash	$60,299	$143,461

See accompanying notes to the consolidated financial statements.

io biotech, inc.

Notes to the Consolidated Financial Statements

1. Description of Business, Organization and Liquidity

Business

IO Biotech, Inc. is a clinical-stage biopharmaceutical company developing novel, immune-modulatory, off-the-shelf therapeutic cancer vaccines based on our T-win® platform. As used in these financial statements, unless the context otherwise requires, references to the “Company,” “we,” “us,” and “our” refer to IO Biotech, Inc. and its subsidiaries.

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

August 2023 Private Placement

On August 9, 2023, the Company completed a private placement transaction (the “Private Placement”), pursuant to which we sold an aggregate of 37,065,647 shares of the Company’s common stock, par value $0.001 per share, and 37,065,647 warrants to purchase up to 37,065,647 shares of common stock (the “Warrants”) to certain institutional investors and existing shareholders (the “Purchasers”). Each Purchaser’s Warrant is exercisable for a number of shares of common stock equal to one hundred percent of the aggregate number of shares of common stock purchased by such Purchaser. The purchase price per share of common stock and Warrant was $2.025 (the “Purchase Price”). The Company received net proceeds from the Private Placement, after deducting $3.2 million in underwriting discounts and commissions and other offering costs, of $71.9 million. Refer to Note 11, "Stockholders' Equity" in in this Annual Report on Form 10-K for additional detail on the Private Placement.

At-The-Market Equity Program

On February 15, 2023, we filed a new prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) with respect to the offer and sale of shares of our Common Stock, with an aggregate offering price of up to $19.5 million, establishing an at-the-market equity program. We also entered into a common stock sales agreement, dated February 15, 2023 (the “Sales Agreement”) by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75.0 million, through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have not issued any shares pursuant to our at-the-market equity program as of December 31, 2024.

European Investment Bank Term Loan Facility

On December 19, 2024, the Company, through its subsidiary, IO Biotech ApS (the “Borrower”) entered into a Finance Contract (the “Finance Contract”) with the European Investment Bank (“EIB”), establishing three tranches of potential financing in an aggregate principal amount of up to €37.5 million, subject to certain conditions precedent (the “EIB Loan Facility”). See Note 8, “Term Loan Facility” in this Annual Report on Form 10-K for additional detail.

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

Our product candidates are in preclinical research and clinical development. Our research and development may not be successfully completed, that adequate protection for our intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if our product development efforts are successful, it is uncertain when, if ever, we will generate significant revenue from product sales. We operate in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, we are dependent upon the services of our employees and consultants.

Liquidity Considerations and Going Concern Basis of Accounting

Since inception, we have devoted substantially all of our efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital. We have financed our operations primarily through the issuance of convertible preference shares, convertible notes, our IPO, the Private Placement and as of December 2024, the EIB Loan Facility.

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

As of December 31, 2024, we had an accumulated deficit of $359.3 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $95.5 million and $86.1 million for the years ended December 31, 2024 and 2023, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $60.0 million as of December 31, 2024, along with the first two tranches of the EIB Loan will be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued. Further, the Company believes that its operations are scalable and, if there is a need, certain cost reduction measures may be taken to preserve cash. Based on this assessment, management has concluded that there is no substantial doubt about our ability to continue as a going concern for this period, and the financial statements have been prepared on a going concern basis. We have based this evaluation on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•
the scope, prioritization and number of our research and development programs;
•
the scope, progress, results and costs of our clinical trials, including the results of IOB-013, data from which will be available in the third quarter of 2025;
•
the costs, timing and outcome of regulatory review of our product candidate;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
the costs to scale up and secure manufacturing arrangements for commercial production of Cylembio® in combination with pembrolizumab as a first-line treatment in advanced melanoma;
•
the costs of establishing and maintaining sales and marketing capabilities for Cylembio in combination with pembrolizumab as a first-line treatment in advanced melanoma, and any product candidate that obtains regulatory approval; and
•
the level of sales achieved, and costs related to the commercialization of Cylembio in combination with pembrolizumab as a first-line treatment in advanced melanoma.

We will require additional capital to commercialize Cylembio (imsapepimut and etimupepimut, adjuvanted) in combination with pembrolizumab as a first-line treatment in advanced melanoma, and to continue to fund future discovery research, preclinical, clinical activities and commercialization of any of our product candidates. If we receive regulatory approval for Cylembio, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy. We will seek additional funding through public financings, debt financings (including EIB which has already been secured), collaboration agreements, strategic alliances and licensing arrangements. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on acceptable terms, or at all, and we may not be able to enter into collaborations or other arrangements. If we are unable to successfully meet scientific data end points from our clinical trials or obtain funding in due time, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, even our ability to continue operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP, as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Currency and Currency Translation

The financial statements are presented in U.S. Dollars, our reporting currency. The functional currency of IO Biotech ApS and IO Biotech Limited is the Euro and the British Pound, respectively. The functional currency of IO Bio US, Inc. and IO Biotech, Inc. is the U.S. Dollar. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in other income and expense in the consolidated statements of operations. Assets and liabilities recorded in our Euro and British Pound functional currencies are translated into the U.S. Dollar reporting currency at the exchange rate on the balance sheet date. Our expenses in the Euro and the British Pound functional currencies are translated into the U.S. Dollar reporting currency at the average exchange rate prevailing each month. Resulting translation adjustments are recorded to other comprehensive income (loss) (“OCI”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, which consist of money market accounts, are stated at fair value. As of December 31, 2024 and 2023 we had money market funds of $46.1 million and $131.6 million, respectively, which are included in cash and cash equivalents and reported at fair value (Note 3).

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

We monitor the availability of inputs that are significant to the measurement of fair value to assess the appropriate categorization of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, our policy is to recognize significant transfers between levels at the end of the reporting period. The significance of transfers between levels is evaluated based upon the nature of the financial instrument and size of the transfer relative to total net assets. As of December 31, 2024 and 2023, the Company only held Level 1 financial instruments, respectively.

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

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, recoverability is measured by comparison of the carrying amount of the assets to estimated future undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset exceeds its estimated future cash flows, then impairment expense is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2024 and 2023, no impairment expenses were recognized.

Research and Development Expenses

Research and development costs are expensed as incurred. The Company’s research and development expenses consist primarily of costs incurred for the development of its product candidates and include expenses incurred under agreements with contract manufacturing organizations (“CMOs”), contract research organizations (“CROs”), investigative sites and consultants to conduct clinical trials and preclinical and non-clinical studies, costs to acquire, develop and manufacture supplies for clinical trials and other studies, salaries and related costs, including equity-based compensation, depreciation and other allocated facility-related and overhead expenses and licensing fees and milestone payments incurred under product license agreements where no alternative future use exists.

We have historically met the requirements to receive a tax credit in Denmark of up to 5.5 million Danish Kroner per year for tax losses resulting from research and development costs of up to 25.0 million Danish Kroner per year. The tax credit is reported as a reduction to research and development expense in the statements of operations. For the years ended December 31, 2024 and 2023, research and development expenses include refundable tax credits of $0.8 million, respectively.

Accrued Research and Development Costs

Substantial portions of our preclinical and clinical trials are performed by third-party laboratories, medical centers, CMOs, CROs and other vendors. These vendors generally bill monthly for services performed, or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled, the duration of the study and other investigative costs. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs, correspondence with the CROs and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive. As of December 31, 2024, based on new information obtained by us from CROs, we recognized an additional $1.9 million in research and development costs and related CRO accruals, accounted for as a change in estimates.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”) to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this lease standard, most leases are required to be recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. The right-of-use model requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement as well as the reduction of the right of use asset. In 2022, the Company adopted the standard effective January 1, 2022 and chose to use the effective date as date of initial application. The standard provides a number of optional practical expedients in transition. Upon adoption, the Company elected to apply the ‘package of practical expedients’ which allowed the Company to not reassess (1) whether existing or expired arrangements contain a lease; (2) the lease classification of existing or expired leases; or (3) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company also elected to apply (1) the practical expedient which allows us to not separate lease and non-lease components, for new leases entered into after adoption and (2) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company will utilize the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As of December 31, 2024, the Company’s incremental borrowing rate was approximately 6.4% based on the remaining lease term of the applicable leases.

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

For the years ended December 31, 2024 and 2023, both basic and diluted net loss per share are equivalent.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”), in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is our chief executive officer. The Company has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

Other Comprehensive Income (Loss)

OCI is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our OCI includes currency translation from the Euro and the British Pound, the functional currency of IO Biotech ApS and IO Biotech Limited, respectively, to the U.S. Dollar, our reporting currency.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently adopted accounting standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will also enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. The guidance is effective in the annual periods beginning after December 15, 2023 and the Company has adopted the standard effective December 31, 2024. Refer to Note 15, "Segments" in in this Annual Report on Form 10-K for additional information.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 will require disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. ASU 2024-03 also will require certain amounts already disclosed under existing U.S. GAAP to also be disclosed as a separate category in disaggregated expense table(s), if those amounts are recognized in the relevant expense line item. The amendments in this ASU will be effective for us in annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. We are currently assessing the impact adoption of ASU 2024-03 will have on our financial statements and disclosures.

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

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$46,134	$46,134	$—	$—
Total assets measured at fair value	$46,134	$46,134	$—	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$131,613	$131,613	$—	$—
Total assets measured at fair value	$131,613	$131,613	$—	$—

(1) Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

As of December 31, 2024 and 2023, the Company only held Level 1 financial instruments.

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2024 and 2023.

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

In September 2021, we entered into a clinical collaboration with MSDIG and MSD International Business GmbH (“MSDIB”), another affiliate of Merck (collectively, “MSD”) to evaluate IO102-IO103 in combination with KEYTRUDA® versus KEYTRUDA® alone in treatment of patients with metastatic (advanced) melanoma. Under the terms of the collaboration with MSD, we are conducting an international Phase 3 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We are the sponsor of the clinical trial and MSD is providing KEYTRUDA® to be used in the clinical trial free of charge. We and MSD are responsible for our own internal costs and expenses to support the study and bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trial are shared by us and MSD and we maintain global commercial rights to IO102-IO103.

In December 2021, we entered into a clinical collaboration with MSD to evaluate IO102-IO103 in combination with KEYTRUDA® in previously untreated patients with three different tumor types— metastatic non-small cell lung cancer (“NSCLC”), squamous cell carcinoma of the head and neck (“SCCHN”), and urothelial bladder cancer (“UBC”). Under the terms of the collaboration with MSD, we are conducting an international Phase 2 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We are the sponsor of the clinical trial and MSD is providing KEYTRUDA® to be used in the clinical trial free of charge. We and MSD are responsible for our own internal costs and expenses to support the study and we bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trial are shared by us and MSD and we maintain global commercial rights to IO102-IO103.

In November 2022, we entered into a clinical collaboration with MSD to evaluate IO102-IO103 in combination with KEYTRUDA® as a neoadjuvant/adjuvant therapy for patients with metastatic melanoma and SCCHN. Under the terms of the collaboration with MSD, we are conducting an international Phase 2 study to evaluate a combination therapy of IO102-IO103 and KEYTRUDA®. We are sponsoring the clinical trial and MSD is providing KEYTRUDA® to be used in the clinical trial free of charge. We and MSD are responsible for our own internal costs and expenses to support the study and we bear all other costs associated with conducting the study, including costs of providing IO102-IO103 for use in the study. The rights to the data from the clinical trial are shared by us and MSD and we maintain global commercial rights to IO102-IO103.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid income taxes	$1,292	$829
Insurance	1,119	1,352
Research and development tax credit receivable	768	814
Prepaid contract research and development costs	573	—
Value-added tax refund receivable	365	313
Other	803	754
Total prepaid expenses and other current assets	$4,920	$4,062

6. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$839	$836
Office furniture	235	238
Computer hardware	141	103
Less: accumulated depreciation	(577)	(330)
Total property and equipment, net	$638	$847

For the years ended December 31, 2024 and 2023, the Company recognized $0.3 million and $0.2 million, respectively, of depreciation expense in the consolidated statements of operations.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued contract research and development costs	$9,070	$6,153
Employee compensation costs	4,311	4,225
Professional fees	227	243
Other liabilities	500	563
Total accrued expenses and other current liabilities	$14,108	$11,184

8. Term Loan Facility

2024 EIB Term Loan Facility

On December 19, 2024, IO Biotech ApS (the “Borrower”) entered into a Finance Contract with the EIB, establishing three tranches of potential financing in an aggregate principal amount of up to €37.5 million, subject to certain conditions precedent.

Pursuant to the Finance Contract, the Company (through the Borrower) will have €10.0 million available to draw in an initial tranche of the term loan facility (“Tranche A”), subject to satisfaction of certain customary conditions and the issuance of warrants pursuant to a Warrant Issuance Agreement (described below). The Company believes that we have satisfied the specified business conditions of the Tranche A loan to draw up to €10.0 million before payment of certain fees and transaction related expense. The Borrower has six months from the date of the Finance Contract to satisfy the conditions for the Tranche A loan.

The Finance Contract provides for two potential additional term loan tranches in principal amounts of €12.5 million (“Tranche B”) and €15.0 million (“Tranche C” and, together with Tranche A and Tranche B, each a “Tranche”), respectively, each of which is subject to specified conditions, including, but not limited, the issuance of warrants and achievement of certain clinical trial and other milestones. We believe that the Tranche B loan business conditions have been satisfied to draw up to €12.5 million before payment of certain fees and transaction related expense, subject to certain customary conditions, including the completion of the Tranche A draw. The Borrower has twenty-four months from the date of the Finance Contract to satisfy the conditions of the Tranche B loan. The Borrower has thirty-six months to satisfy the conditions for Tranche C, which include raising an additional $50.0 million in cash and submission of an application for marketing authorization for IO102-IO103, which in the U.S. is known as Cylembio® (imsapepimut and etimupepimut, adjuvanted), in the U.S. or the EU and the completion of the Tranche A and Tranche B draw, respectively.

Each of the Tranche A, Tranche B, and Tranche C loans will bear interest at a fixed rate of 8% that accrues annually and will become payable at their respective maturity dates, which will be six years after disbursement of such loan.

Any unpaid balance owed under the Finance Contract may be accelerated upon an Investment Cost Reduction Event, a Change-of-Control Event, a Change-of-Law Event, an Illegality Event or a Voluntary Non-EIB Prepayment Event (each as defined in the Finance Contract included within Part IV - Item 15. Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K).

If the Borrower elects to voluntarily prepay any Tranche, the Borrower will be required to additionally pay to EIB a prepayment fee ranging from 5% of the Tranche, if repaid within twelve months of disbursement of such Tranche, to 1% of the Tranche, if repaid after the third anniversary of disbursement of such Tranche. No such prepayment fee is payable after the fourth anniversary of disbursement of the applicable Tranche.

The Finance Contract also contains various financial and non-financial covenants that the Borrower must comply with., including customary conditions with respect to material adverse changes and substantial changes to the general nature of business, which leave significant discretion on the side of the EIB.

Concurrently with the execution of the Finance Contract, the Borrower entered into a non-binding side letter, pursuant to which EIB may, in its discretion and subject to approvals by its investment committee, make available to the Borrower an additional €20.0 million in funding related to the Company’s ongoing clinical trials.

In connection with the Finance Contract, the Company also entered into a warrant issuance agreement (the “Warrant Issuance Agreement”) on December 19, 2024, pursuant to which the Company agreed to issue to EIB certain warrants to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in connection with the disbursement of each of the Tranche A loan (such warrants, the “Tranche A Warrants”), Tranche B loan (such warrants, the “Tranche B Warrants”) and Tranche C loan (such warrants, the “Tranche C Warrants” and, together with the Tranche A Warrants and the Tranche B Warrants, the “Warrants”). The number of shares for which the Warrants will be exercisable will be determined at the time of issuance of each Warrant in accordance with the formulas set forth in the Warrant Issuance Agreement, which formulas generally provide that the number of shares will decrease as the price of the Common Stock increases.

Under the terms of each Warrant, each share of Common Stock issuable upon exercise thereof shall have an exercise price equal to the greater of (x) the Company’s 5-Day VWAP on the date of execution of the applicable Warrant and (y) the applicable “Minimum Price” as defined in Nasdaq Rule 5635(d), in each case subject to adjustment. The Tranche A Warrant shall become initially exercisable on the date of disbursement of the Tranche A loan; the Tranche B Warrant shall become initially exercisable on the date of disbursement of the Tranche B loan; and the Tranche C Warrant shall become initially exercisable on the date of disbursement of the Tranche C loan. Each Warrant shall be exercisable until the earlier of one day prior to the closing of an Acquisition (as such term is defined in the applicable Warrant included within Part IV - Item 15. Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K) and twenty years following the date of issuance.

Under the terms of each Warrant, the Company will have a call option to repurchase the Warrants upon a Change of Control Event, a Qualifying Tender Offer, or a Transformational Transaction (each, as defined in the Warrant). In connection with an exercise of the Company’s call option, the purchase price for the shares issuable upon exercise of the portion of the Warrant subject to the call option would be equal to the greater of (x) 30% of the amount disbursed under the Finance Contract as of the date of the call option multiplied by a fraction, the numerator of which is (i) the number of Warrant Shares (as defined in the Warrant Agreement) purchasable under the Warrant Agreement and (ii) the denominator which is the number of shares of Common Stock purchasable with respect to all Warrants under the Warrant Issuance Agreement, whether or not remaining outstanding, and (y) the aggregate value of the Warrant Shares purchasable upon exercise of the call option in the event of any of a Qualifying Tender Offer, Transformational Transaction or other transaction, in each case as calculated in accordance with the terms of the Warrant Agreement.

Under the terms of the Warrant Issuance Agreement, EIB will have a put option to sell the Warrants to the Company on or following the maturity date of the applicable Tranche or upon the occurrence of an Event Date (as defined in the Warrant Issuance Agreement), subject to certain limitations in the event that the Company publishes a Material Press Release (as defined in the Warrant Issuance Agreement included within Part IV - Item 15. Exhibits, Financial Statement Schedules of this Annual Report on Form 10-K). In connection with an exercise of EIB’s put option, the purchase price for the shares purchasable in connection with the put option would be equal to (x) in the case of a Qualifying Tender Offer (as defined in the Warrant Issuance Agreement), the aggregate price per share of Common Stock being offered minus the aggregate Strike Price (as defined in the Warrant Issuance Agreement) payable to the Company with respect to the Warrants for which the put option is being exercised and (y) in all other cases, an amount equal to the aggregate Fair Market Value (as defined in the Warrant Issuance Agreement) of the Warrant Shares purchasable upon exercise of the put option minus the aggregate Strike Price payable to the Company with respect to the Warrants for which the put option is being exercised.

The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with EIB related to the issuance of the Warrants. Under the terms of the Registration Rights Agreement, the Company has agreed to prepare and file, by the later of (i) 30 days after the date of issuance of any of the Warrants and (ii) May 15, 2025 (the “Filing Deadline”), one or more registration statements with the Securities and Exchange Commission (the “SEC”) to register for resale the common stock issued under the Warrant Issuance Agreement and to cause the applicable registration statements to become effective within a specified period after the Filing Deadline.

As of December 31, 2024, Tranches available to us had not been drawn upon. As such, the Company does not have outstanding current or long-term debt on the consolidated balance sheet as of December 31, 2024 or as of the date these financial statements are issued. Additionally, no Warrants were issued as of December 31, 2024 or as of the date these financial statements are issued in connection with the Warrant Issuance Agreement and Finance Contract with the EIB.

9. Leases

As of December 31, 2024, the Company is party to six operating leases for laboratory and office space. The Company's finance leases are immaterial both individually and in the aggregate. In the consolidated balance sheet as of December 31, 2024, the Company has an ROU asset balance of $1.7 million and a current and non-current lease liability of $0.7 million and $1.2 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office leased in New York, New York, Rockville, Maryland and Copenhagen, Denmark. Rent expense for the years ended December 31, 2024 and 2023 was $0.8 million and $0.7 million, respectively.

Qualitative information regarding the Company’s leases as of December 31, 2024 is as follows:

Location	Lease Type	Lease Nature	Lease Commencement	Lease Term Expiration	Annual Base Rent (in Millions)
Copenhagen, Denmark	Operating	Office	March 2021	December 2027	$0.2
Copenhagen, Denmark	Operating	Office	December 2024	December 2027	$0.04
Copenhagen, Denmark	Operating	Lab	January 2023	December 2027	$0.04
Newport, United Kingdom	Operating	Office	June 2023	May 2025	$0.04
New York, New York	Operating	Office	October 2021	January 2027	$0.2
Rockville, Maryland	Operating	Lab	December 2021	May 2027	$0.3

Quantitative information regarding the Company’s leases for the year ended December 31, 2024 is as follows (in thousands):

	Year Ended December 31,
Lease Cost	2024	2023
Operating lease cost	$782	$730
Operating cash flows paid for amounts included in the measurement of lease liabilities	$776	$723
Operating lease liabilities arising from obtaining right‑of‑use assets	$118	$235
Remaining lease term (years)	2.5	3.5
Weighted average discount rate	6.4%	6.3%

Future lease payments (undiscounted) under noncancelable leases are as follows as of December 31, 2024 (in thousands):

Future Lease Payments	Amount
2025	$819
2026	829
2027	434
2028	—
2029	—
Thereafter	—
Total	$2,082

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

10. Commitments and Contingencies

From time to time, we may be party to litigation arising in the ordinary course of its business. We were not subject to any material legal proceedings during the years ended December 31, 2024 and 2023, and, to our knowledge, no material legal proceedings are currently pending or threatened.

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

11. Stockholders' Equity

Common and Preferred Stock

Upon the closing of our IPO in November 2021, we filed an amended and restated certificate of incorporation, which authorized us to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. The shares of preferred stock are currently undesignated. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Company's board of directors (“Board”). No dividends have been declared or paid by us through December 31, 2024.

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

The Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance using the Black-Scholes valuation model and allocated proceeds from the sale proportionately to the common stock and Warrants, of which $29.6 million was allocated to the Warrants and recorded as a component of additional paid-in-capital. As of December 31, 2024, the Company had 37,065,647 warrants issued and outstanding at an exercise price of $2.47 per share to purchase shares of the Company's common stock.

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

As of December 31, 2024 and 2023, the Company had 65,880,914 common shares outstanding, respectively.

12. Equity-Based Compensation

2021 Equity and Incentive Plan

In November 2021, our Board adopted, and our stockholders approved, the 2021 Equity and Incentive Plan (“2021 Equity Plan”), which became effective on November 4, 2021. The 2021 Equity Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan is equal to 2,496,934, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase or (ii) such other amount determined by our Board. As of December 31, 2024, we had 423,022 shares available for future grant under the 2021 Equity Plan.

2021 Employee Stock Purchase Plan

In November 2021, our Board adopted and our stockholders approved the IO Biotech, Inc. 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective on November 4, 2021. The number of shares of our common stock reserved for issuance under the 2021 ESPP is equal to 257,272, subject to an annual increase, to be added on the first day of each fiscal year, beginning January 1, 2022, equal to the lesser of (1) 1% of the number of shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase; (2) 257,272 shares of our common stock; or (3) such other amount as determined by our Board. As of December 31, 2024, the Board had not yet approved any offering under the 2021 ESPP.

2023 Inducement Award Plan

In September 2023, our Board adopted the 2023 Inducement Award Plan (“2023 Inducement Plan”), which became effective on September 28, 2023. The 2023 Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. The number of shares of our common stock reserved for issuance under the 2023 Inducement Plan is equal to 1,976,427. As of December 31, 2024, there were 1,666,427 shares available for future grant under the 2023 Inducement Plan.

The following table summarizes our stock options activity for the years ended December 31, 2024 and 2023:

	Number of Options and Warrants	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding December 31, 2022	3,920,172	$10.77	8.1	$—
Granted	2,519,994	$1.99	—	$—
Cancelled or forfeited	(588,243)	$8.74	—	$—
Outstanding December 31, 2023	5,851,923	$7.20	8.4	$102
Granted	3,397,382	$1.60		$—
Cancelled or forfeited	(281,700)	$3.90		$—
Outstanding, December 31, 2024	8,967,605	$5.18	8.1	$1
Exercisable at December 31, 2024	3,792,936	$8.47	7.2	$—

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

For the years ended December 31, 2024 and 2023, we recorded equity-based compensation expense of $6.5 million and $8.1 million, respectively, related to the issuance of stock options and warrants. As of December 31, 2024, there was $8.2 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 2.6 years.

The fair values of the options granted were estimated based on the Black-Scholes model, using the following assumptions:

	Year Ended December 31,
	2024	2023
Expected volatility	80.1% - 89.2%	86.4% - 102.2%
Risk-free interest rate	3.5% - 4.7%	3.5% - 4.5%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected dividend yield	0%	0%

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	December 31,
	2024	2023
Research and development	$2,559	$4,204
General and administrative	3,967	3,855
Total equity-based compensation	$6,526	$8,059

We did not recognize any tax benefits for stock-based compensation during the years ended December 31, 2024 and 2023.

13. Income Taxes

We are subject to U.S. federal, state and foreign corporate income taxes. Our loss before provision for income taxes for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$1,977	$2,365
Foreign	(96,025)	(87,596)
Total	$(94,048)	$(85,231)

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$703	$439
State	650	374
Foreign	90	39
	1,443	852
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total provision for income taxes	$1,443	$852

Reconciliation of Effective Tax Rate

Our effective tax rate for the years ended December 31, 2024 and 2023 is different from the statutory rate in the U.S. primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The reconciliation of the statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Income tax benefit at the statutory rate	21.0%	21.0%
Permanent differences	0.9	1.0
Difference in tax rate	1.0	1.0
R&D Deduction	1.0	1.1
Change in valuation allowance	(24.2)	(24.7)
Prior period adjustments	(0.7)	(0.2)
Other	(0.5)	(0.2)
Total	(1.5)%	(1.0)%

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

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$66,726	$50,343
Equity-based compensation expense	4,865	3,602
Accrued compensation	41	33
ROU Lease Liability	439	526
Capitalized R&D	4,517	3,348
Other	980	529
Total deferred tax assets	$77,567	$58,381
Valuation allowance	(77,152)	(57,902)
Net deferred tax assets	$415	$479
ROU Lease Asset	393	441
Fixed Assets	22	26
Other Liabilities	—	12
Total deferred tax liabilities	415	479
Net deferred tax asset (liability)	$—	$—

In 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”), which contained a provision that requires capitalization and amortization of research and development expenses for tax purposes starting in 2022. Previously, these expenses could be deducted in the year incurred. The implementation of this provision increased our deferred tax asset and valuation allowance by approximately $1.2 million and $2.1 million for the years ended December 31, 2024 and 2023.

When realization of a deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. We cannot be certain that future income in Denmark will be sufficient to realize the Company’s deferred tax assets. Accordingly, a full valuation allowance has been provided against our net deferred tax assets in Denmark. We have also provided a full valuation allowance against our net deferred tax assets in the U.S. for IO Bio US, Inc and IO Biotech, Inc. The Company's valuation allowance increased by ($19.3) million and $22.9 million for the years ended December 31, 2024 and 2023, respectively. The increase for the years ended December 31, 2024 and 2023 is primarily the result of an increase in net operating loss carryforwards (“NOL carryforwards”) in Denmark.

Available Carryforward Tax Losses

As of December 31, 2024, we had NOL carryforwards of approximately $303.0 million that can be carried forward indefinitely according to Danish Tax Authority regulations.

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by the Danish Tax Authority and Internal Revenue Service (“IRS”). As of December 31, 2024 and 2023, we have not recorded an uncertain tax position liability.

Tax filings in Denmark and the United States remain subject to examination by the Danish Tax Authority and the IRS, respectively. As of December 31, 2024, tax years 2021 and forward were generally open to examination by the Danish Tax Authority. As of December 31, 2024, tax years 2021 and forward of IO Bio US, Inc and IO Biotech, Inc were generally open to examination by the IRS.

Tax Credits

We elected to claim a research and development tax credit on the federal income tax return filed for the year ended December 31, 2023 and plan to continue to make this election on the federal income tax return filed for the year ended December 31, 2024 based on law currently enacted. We will continue to monitor impacts of proposed or enacted law changes on the cost to benefit of making this election. The Company included $0.7 million and $1.0 million in research and development tax credits in the U.S. provision for income taxes for the year ended December 31, 2024 and 2023, respectively.

Other Tax Matters

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense in the statements of operations. The Company does not have any material unrecognized tax benefits which would affect the effective tax rate, if recognized. The Company does not have any unrecognized tax benefits which would reverse within the next twelve months.

The Company is eligible for the Danish enhanced research and development tax allowance, providing for an increase in the deductible value of the amount of certain R&D expenditures. For 2019, the deduction is set at 101.5%. Furthermore, the deduction for R&D expenditures is set at 130% for 2020 through 2022, 108% for 2023 through 2025, and 114% for 2026.

The tax allowance is reported as a reduction to research and development expense in the statements of operations. For the years ended December 31, 2024 and 2023, we applied for refundable tax credit of 25.0 million DKK for the years ended December 31, 2024 and 2023 and a receivable was recorded for $0.8 million in each year, respectively.

14. Net Loss Per Share

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2024	2023
Net loss	$(95,491)	$(86,083)
Net loss attributable to common shareholders	$(95,491)	$(86,083)
Net loss per common share, basic and diluted	$(1.45)	$(1.98)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	65,880,914	43,539,976

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	December 31,
	2024	2023
Stock options to purchase common stock	8,967,605	5,851,923
Warrants issued in Private Placement	37,065,647	37,065,647

15. Segments

We operate as a single operating segment focused on developing novel, immune-modulatory, off-the-shelf therapeutic cancer vaccines based on our T-win® platform. As the CODM, our Chief Executive Officer manages our company, reviews operating results, assesses performance and allocates resources on an aggregate basis using consolidated net income or loss as the key measure of segment profit or loss. As such, results of our operations are reported on a consolidated basis for purposes of management and segment reporting. Please refer to the consolidated financial statements for further information related to these measures of segment performance.

In addition, research and development and general and administrative expenses are significant segment expenses regularly provided to the CEO with the following categories (in thousands):

Research and Development

	Year Ended December 31,
	2024	2023
	(in thousands)
Clinical trial-related activities	$36,632	$32,449
Personnel	19,701	17,276
Chemistry, manufacturing and control	11,350	14,865
Preclinical studies and activities	1,629	1,267
Consultants and other costs	2,172	1,972
Total research and development expenses	$71,484	$67,829

General and Administrative

	Year Ended December 31,
	2024	2023
	(in thousands)
Personnel	$11,367	$10,294
Professional services	4,847	4,469
Consultants and other costs	7,479	8,851
Total general and administrative expenses	$23,693	$23,614

16. Subsequent Events

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness, as further described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in Internal Control-Integrated Framework. Based on that assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024.

Discussion of Material Weakness

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. In connection with our preparation and the audit of our financial statements as of and for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting related to the accounting for clinical research organization (CRO) related accruals and prepayments. Specifically, our controls were not effectively designed or operating to ensure that the accounting framework and processes used to support CRO-related accounting entries appropriately reflected the status and progress of ongoing clinical trials.

Remediation Activities

We are actively engaged in remediating the identified material weakness. Management has begun implementing measures to strengthen our internal control over financial reporting, including redesigning internal control procedures and enhancing documentation processes related to the accounting for CRO-related accruals and prepayments. These efforts are intended to ensure accurate and timely reporting in accordance with U.S. GAAP for both interim and annual periods. Key steps in our remediation plan include:

• Developing and implementing more robust control procedures to validate the inputs and assumptions used in CRO accounting models against clinical trial progress and milestones, as provided by external CROs.

• Enhancing communication and reconciliation processes with external CROs to ensure timely and accurate data is available for financial reporting purposes.

• Increasing oversight and review by executive management to ensure the completeness and accuracy of CRO-related accruals and prepayments.

We are committed to completing the remediation of this material weakness as expeditiously as possible and expect these enhancements to be fully implemented during the fiscal year ending December 31, 2025. However, the material weakness will not be considered fully remediated until the new controls have been operational for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Other than as discussed above in the “Discussion of Material Weakness” section there has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item (including the information required by Item 408(b) of Regulation S-K) is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024. We expect that such information will be located in the “Corporate Governance” section of the Company’s definitive proxy statement.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024. We expect that such information will be located in the “Executive Compensation” section of the Company’s definitive proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024. We expect that such information will be located in the “Security Ownership of Beneficial Owners and Management” section of the Company’s definitive proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024. We expect that such information will be located in the “Certain Relationships and Related Person Transactions” section of the Company’s definitive proxy statement.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024. We expect that such information will be located in the section of the Company’s definitive proxy statement regarding ratification of the appointment of the independent registered public accounting firm for the fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 141 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of IO Biotech, Inc. (filed as an exhibit to our Quarterly Report on Form 10-Q dated August 11, 2023 and incorporated herein by reference)
3.2	Form of Amended and Restated Bylaws of IO Biotech, Inc. (filed as an exhibit to our Form 8-K filed on December 16, 2024 and incorporated herein by reference)
4.1	Form of Common Stock Certificate (filed as an exhibit to our Amendment No. 2 to Registration Statement on Form S-1/A dated November 1, 2021 and incorporated herein by reference)
4.2*	Description of Capital Stock
4.3	Indenture (filed as an exhibit to our Registration Statement on Form S-3 dated February 3, 2023 and incorporated herein by reference)
4.4	Form of Warrant (filed as an exhibit to our Form 8-K dated August 7, 2023 and incorporated herein by reference)
4.5	Form of Warrant (filed as an exhibit to our Form 8-K dated December 20, 2024 and incorporated herein by reference)
10.1†	Form of Indemnification Agreement (filed as an exhibit to our Amendment No. 2 to Registration Statement on Form S-1/A dated November 1, 2021 and incorporated herein by reference)
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

10.16#

Clinical Trial Collaboration and Supply Agreement by and among IO Biotech ApS, MSD International GmbH, and MSD International Business GmbH, dated as of November 30, 2021 (filed as an exhibit to our Current Report on Form 8-K dated November 30, 2021 and incorporated herein by reference)

10.17

Common Stock Sales Agreement, dated as of February 15, 2023, by and between IO Biotech, Inc. and Cowen and Company LLC (filed as an exhibit to our Form 8-K dated February 15, 2023 and incorporated herein by reference).

10.18

Finance Contract, dated December 19, 2024, by and between IO Biotech ApS and the European Investment Bank (filed as an exhibit to our Form 8-K dated December 20, 2024 and incorporated herein by reference)

10.19

Guarantee Agreement, dated December 19, 2024, by and between IO Biotech, Inc. and the European Investment Bank (filed as an exhibit to our Form 8-K dated December 20, 2024 and incorporated herein by reference)

10.20	Side Letter, dated December 19, 2024, by and between IO Biotech ApS and the European Investment Bank (filed as an exhibit to our Form 8-K dated December 20, 2024 and incorporated herein by reference)
10.21

Warrant Issuance Agreement, dated December 19, 2024, by and between IO Biotech, Inc. and the European Investment Bank (filed as an exhibit to our Form 8-K dated December 20, 2024 and incorporated herein by reference)

10.22

Registration Rights Agreement, dated December 19, 2024, by and between IO Biotech, Inc. and the European Investment Bank (filed as an exhibit to our Form 8-K dated December 20, 2024 and incorporated herein by reference)

19.1	Insider Trading Policy of IO Biotech, Inc., effective as of October 31, 2021
21.1	List of subsidiaries (filed as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A dated October 26, 2021 and incorporated herein by reference)
23.1*	Consent of EY Godkendt Revisionspartnerselskab, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy on Recoupment of Incentive Compensation, dated September 20, 2023, of IO Biotech Inc.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

IO Biotech, Inc.

Date: March 31, 2025	By:	/s/ Mai-Britt Zocca
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

Name	Title	Date

/s/ Mai-Britt Zocca, Ph.D.	Chief Executive Officer and Director	March 31, 2025
Mai-Britt Zocca, Ph.D.	(Principal Executive Officer)

/s/ Amy Sullivan, M.B.A.	Chief Financial Officer	March 31, 2025
Amy Sullivan, M.B.A.	(Principal Financial Officer)

/s/ Brian Burkavage	Chief Accounting Officer & Vice President of Finance	March 31, 2025
Brian Burkavage	(Principal Accounting Officer)

/s/ Peter Hirth, Ph.D.	Chairman of the Board	March 31, 2025
Peter Hirth, Ph.D.

/s/ Kathleen Sereda Glaub, M.B.A.	Director	March 31, 2025
Kathleen Sereda Glaub, M.B.A.

/s/ Christian Elling, Ph.D.	Director	March 31, 2025
Christian Elling, Ph.D.

/s/ Helen Collins, MD	Director	March 31, 2025
Helen Collins, MD

/s/ Heidi Hunter	Director	March 31, 2025
Heidi Hunter

/s/ David V. Smith, M.B.A.	Director	March 31, 2025
David Smith, M.B.A.