Form 10-Q
period 2025-03-31
IO Biotech, Inc.
filed 2025-05-14
CIK 1865494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 65,880,914 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
the timing, progress and the success of our clinical trials of IO102-IO103, our lead investigational therapeutic cancer vaccine candidate, which in the U.S. is now known as Cylembio® (imsapepimut and etimupepimut, adjuvanted), IO112, IO170 and any other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
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
•
our ability to manufacture, including through contract manufacturing organizations (“CMOs”), Cylembio, IO112, IO170 or any other product candidate in conformity with the requirements of the Food and Drug Administration (“FDA”) and other applicable regulatory authorities;

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
•
our ability to obtain and maintain intellectual property protection for Cylembio®, IO112, IO170 or any other product candidates we may identify and pursue;
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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A - “Risk Factors” in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “IO Biotech,” and “the Company” refer to IO Biotech, Inc. and, where appropriate, its consolidated subsidiaries.

Trademarks

We have registered various trademarks that we use in connection with the operation of our business. This Quarterly Report on Form 10-Q includes trademarks, service marks, and trade names owned by us or other companies. All trademarks, service marks, and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

iii

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited)

IO BIOTECH, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$37,086	$60,031
Prepaid expenses and other current assets	5,256	4,920
Total current assets	42,342	64,951
Restricted cash	268	268
Property and equipment, net	617	638
Right of use lease asset	1,585	1,725
Other non-current assets	924	117
Total non-current assets	3,394	2,748
Total assets	$45,736	$67,699
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,198	$4,661
Lease liability - current	735	717
Accrued expenses and other current liabilities	12,353	14,108
Total current liabilities	18,286	19,486
Lease liability - non-current	1,028	1,198
Total non-current liabilities	1,028	1,198
Total liabilities	19,314	20,684
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, par value of $0.001 per share; 300,000,000 shares authorized at March 31, 2025 and December 31, 2024; 65,880,914 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	66	66
Additional paid-in capital	414,682	413,113
Accumulated deficit	(381,734)	(359,313)
Accumulated other comprehensive loss	(6,592)	(6,851)
Total stockholders’ equity	26,422	47,015
Total liabilities and stockholders’ equity	$45,736	$67,699

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$16,375	$14,311
General and administrative	6,209	5,886
Total operating expenses	22,584	20,197
Loss from operations	(22,584)	(20,197)
Other income (expense)
Currency exchange loss, net	(105)	(462)
Interest income	414	1,617
Total other income (expense), net	309	1,155
Loss before income tax expense	(22,275)	(19,042)
Income tax expense	146	415
Net loss	(22,421)	(19,457)
Net loss attributable to common shareholders	(22,421)	(19,457)
Net loss per common share, basic and diluted	$(0.34)	$(0.30)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	65,880,914	65,880,914
Other comprehensive loss
Net loss	$(22,421)	$(19,457)
Foreign currency translation	259	194
Total comprehensive loss	$(22,162)	$(19,263)

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2024	65,880,914	$66	$406,587	$(9,669)	$(263,822)	$133,162
Equity-based compensation	—	—	1,567	—	—	1,567
Foreign currency translation	—	—	—	194	—	194
Net loss	—	—	—	—	(19,457)	(19,457)
Balance, March 31, 2024	65,880,914	$66	$408,154	$(9,475)	$(283,279)	$115,466

Balance, January 1, 2025	65,880,914	$66	$413,113	$(6,851)	$(359,313)	$47,015
Equity-based compensation	—	—	1,569	—	—	1,569
Foreign currency translation	—	—	—	259	—	259
Net loss	—	—	—	—	(22,421)	(22,421)
Balance, March 31, 2025	65,880,914	$66	$414,682	$(6,592)	$(381,734)	$26,422

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(22,421)	$(19,457)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	61	62
Equity-based compensation	1,569	1,567
Amortization of right of use lease asset	166	149
Foreign currency loss	105	462
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(700)	(2,083)
Other non-current assets	(807)	(792)
Accounts payable	538	(38)
Lease liability	(191)	(155)
Accrued expenses and other current liabilities	(1,391)	(4,647)
Net cash used in operating activities	(23,071)	(24,932)
Cash flows from investing activities
Purchase of property and equipment	(28)	(11)
Net cash used in investing activities	(28)	(11)
Cash flows from financing activities
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	(23,099)	(24,943)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	154	(268)
Cash, cash equivalents and restricted cash, beginning of period	60,299	143,461
Cash, cash equivalents and restricted cash, end of period	$37,354	$118,250
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$37,086	$117,982
Restricted cash	268	268
Total cash, cash equivalents and restricted cash	$37,354	$118,250

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

August 2023 Private Placement

On August 9, 2023, the Company completed a private placement transaction (the “Private Placement”), pursuant to which we sold an aggregate of 37,065,647 shares of the Company’s common stock, par value $0.001 per share, and 37,065,647 warrants to purchase up to 37,065,647 shares of common stock (the “Warrants”) to certain institutional investors and existing shareholders (the “Purchasers”). Each Purchaser’s Warrant is exercisable for a number of shares of common stock equal to one hundred percent of the aggregate number of shares of common stock purchased by such Purchaser. The purchase price per share of common stock and Warrant was $2.025 (the “Purchase Price”). The Company received net proceeds from the Private Placement, after deducting $3.2 million in underwriting discounts and commissions and other offering costs, of $71.9 million. Refer to Note 11, "Stockholders' Equity" in this Quarterly Report on Form 10-Q for additional detail on the Private Placement.

At-The-Market Equity Program

On February 15, 2023, we filed a new prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) with respect to the offer and sale of shares of our Common Stock, with an aggregate offering price of up to $19.5 million, establishing an at-the-market equity program. We also entered into a common stock sales agreement, dated February 15, 2023 (the “Sales Agreement”) by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75.0 million, through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have not issued any shares pursuant to our at-the-market equity program as of March 31, 2025.

European Investment Bank Term Loan Facility

On December 19, 2024, the Company, through its subsidiary, IO Biotech ApS (the “Borrower”) entered into a Finance Contract (the “Finance Contract”) with the European Investment Bank (“EIB”), establishing a loan facility of up to €57.5 million that includes three committed tranches of potential financing in an aggregate principal amount of up to €37.5 million, subject to certain conditions precedent (the “EIB Loan Facility”), and one uncommitted accordion tranche of €20.0 million. See Note 8, “Term Loan Facility” in this Quarterly Report on Form 10-Q for additional detail.

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

Substantial Doubt About the Company’s Ability to Continue as a Going Concern and the Going Concern Basis of Accounting

These consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Since inception, we have devoted substantially all of our efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital. We have financed our operations primarily through the issuance of convertible preference shares, convertible notes, our IPO, the Private Placement and the EIB Loan Facility.

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

As of March 31, 2025, we had an accumulated deficit of $381.7 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $22.4 million and $95.5 million for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $37.1 million as of March 31, 2025 along with the first two tranches of the EIB Loan will not be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued.

The Company has plans in place to obtain sufficient additional fundraising to fulfill its operating and capital requirements for the next 12 months. The Company’s plans include continuing to fund its operating losses and capital funding needs through public or private equity or debt financings, including the draw down of the available committed tranches of the EIB loan facility defined below in Note 8, “Term Loan Facility”, strategic collaborations, licensing arrangements, or other arrangements. The Company has drawn down on the Tranche A loan facility in principal amount of €10.0 million on May 6, 2025 and believes that the business conditions of the Tranche B loan facility have been satisfied to draw up to €12.5 million, each before payment of certain fees and transaction related expense. The business conditions of the Tranche C loan facility have not been satisfied to draw up to €15.0 million as of March 31, 2025. Further, the Company believes that its operations are scalable and, if there is a need, certain cost reduction measures may be taken to preserve cash.

Although management believes such plans, if executed, should provide the Company sufficient financing to meet its needs, successful completion of such plans is dependent on factors outside of the Company’s control, including data from the results of our IOB-013 clinical trial, which is expected to be available in the third quarter of 2025. Our future capital requirements will depend on many factors, including:

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

Therefore, sufficient additional funds may not be available on a timely basis, on favorable terms or at all. As such, management cannot conclude that such plans will be effectively implemented in due time to secure sufficient funds to finance operations at least through one year after the date that the financial statements are issued.

As a result, management has concluded that the aforementioned conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued and therefore, the company may not be able to continue its currently ongoing research and development activities as planned and realize its assets and satisfy its liabilities in the normal course of business.

The Company will also require additional capital to commercialize Cylembio in combination with pembrolizumab as a first-line treatment in advanced melanoma, and to continue to fund future discovery research, preclinical, clinical activities and commercialization of any of our product candidates. If we receive regulatory approval for Cylembio, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds for such commercialization activities and future discovery research, preclinical, clinical activities may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy.

If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy. We will seek additional funding through public financings, debt financings (including drawing on Tranche B and Tranche C EIB loan facility), collaboration agreements, strategic alliances and licensing arrangements. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on acceptable terms, or at all, and we may not be able to enter into collaborations or other arrangements. If we are unable to obtain funding in due time, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, even our ability to continue operations.

2. Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies disclosed in Note 2 to the Company’s annual financial statements for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

Unaudited Financial Information

The accompanying unaudited interim consolidated financial statements included herein have been prepared in conformity with U.S. GAAP, and pursuant to the rules and regulations of the SEC. In the Company’s opinion, the information furnished herein reflects all adjustments, all of which are of a normal and recurring nature and necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2024.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will also enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. The guidance is effective in the annual periods beginning after December 15, 2023 and the Company has adopted the standard effective December 31, 2024. Refer to Note 15, "Segments" in this Quarterly Report on Form 10-Q for additional information.

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

3. Fair Value Measurements

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$27,705	$27,705	$—	$—
Total assets measured at fair value	$27,705	$27,705	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Money market funds(1)	$46,134	$46,134	$—	$—
Total assets measured at fair value	$46,134	$46,134	$—	$—

(1) Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

As of March 31, 2025 and December 31, 2024, the Company only held Level 1 financial instruments.

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2025 and the year ended December 31, 2024.

4. License and Collaboration Agreements

Clinical Trial Collaboration and Supply Agreements with MSD International GmbH

In February 2018, we entered into a clinical collaboration with MSD International GmbH (“MSDIG”), an affiliate of Merck & Co. Inc., (“Merck”) to evaluate IO102 in combination with KEYTRUDA® (“pembrolizumab”) in first-line treatment of patients with metastatic non-small cell lung cancer. Under the terms of the collaboration with MSDIG, we conducted an international Phase 1/2 study to evaluate a combination therapy of IO102 and KEYTRUDA®. We sponsored the clinical trial and MSDIG provided KEYTRUDA® to be used in the clinical trial free of charge. We and MSDIG were responsible for our own internal costs and expenses to support the study and we bore all other costs associated with conducting the study, including costs of providing IO102 for use in the study. The rights to the data from the clinical trial were shared by us and MSDIG and we maintain global commercial rights to IO102.

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid income taxes	1,544	1,292
Insurance	960	1,119
Prepaid contract research and development costs	870	573
Research and development tax credit receivable	798	768
Value-added tax refund receivable	124	365
Other	960	803
Total prepaid expenses and other current assets	$5,256	$4,920

6. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Laboratory equipment	$871	$839
Office furniture	250	235
Computer hardware	141	141
Less: accumulated depreciation	(645)	(577)
Total property and equipment, net	$617	$638

For the three months ended March 31, 2025 and 2024, the Company recognized $0.1 million of depreciation expense, respectively, in the consolidated statements of operations.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued contract research and development costs	$9,354	$9,070
Employee compensation costs	1,825	4,311
Professional fees	668	227
Other liabilities	506	500
Total accrued expenses and other current liabilities	$12,353	$14,108

8. Term Loan Facility

2024 EIB Term Loan Facility

On December 19, 2024, IO Biotech ApS (the “Borrower”) entered into a Finance Contract with the EIB, establishing a loan facility of up to €57.5 million that includes three committed tranches of potential financing in an aggregate principal amount of up to €37.5 million, subject to certain conditions precedent, and one uncommitted accordion tranche of €20.0 million.

Pursuant to the Finance Contract, the Company (through the Borrower) will have €10.0 million available to draw in an initial tranche of the term loan facility (“Tranche A”), subject to satisfaction of certain customary conditions and the issuance of warrants pursuant to a Warrant Issuance Agreement (described below). The Company has satisfied the specified business conditions of the Tranche A loan to draw up to €10.0 million before payment of certain fees and transaction expense, which was funded on May 6, 2025.

The Finance Contract provides for two potential additional term loan tranches in principal amounts of €12.5 million (“Tranche B”) and €15.0 million (“Tranche C” and, together with Tranche A and Tranche B, each a “Tranche”), respectively, each of which is subject to specified conditions, including, but not limited, the issuance of warrants and achievement of certain clinical trial and other milestones. The Company believes that the Tranche B loan business conditions have been satisfied to draw up to €12.5 million before payment of certain fees and transaction related expense, subject to certain customary conditions, including the completion of the Tranche A draw. The Borrower has twenty-four months from the date of the Finance Contract to satisfy the conditions of the Tranche B loan. The Borrower has thirty-six months to satisfy the conditions for Tranche C, which include raising an additional $50.0 million in cash and submission of an application for marketing authorization for IO102-IO103, which in the U.S. is known as Cylembio® (imsapepimut and etimupepimut, adjuvanted), in the U.S. or the EU and the completion of the Tranche A and Tranche B draw, respectively.

Each of the Tranche A, Tranche B, and Tranche C loans will bear interest at a fixed rate of 8% that accrues annually and will become payable at their respective maturity dates, which will be six years after disbursement of such loan.

Any unpaid balance owed under the Finance Contract may be accelerated upon an Investment Cost Reduction Event, a Change-of-Control Event, a Change-of-Law Event, an Illegality Event or a Voluntary Non-EIB Prepayment Event (each as defined in the Finance Contract included within Part IV - Item 15. Exhibits, Financial Statement Schedules of the Annual Report on Form 10-K filed on March 31, 2025).

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

Under the terms of each Warrant, each share of Common Stock issuable upon exercise thereof shall have an exercise price equal to the greater of (x) the Company’s 5-Day VWAP on the date of execution of the applicable Warrant and (y) the applicable “Minimum Price” as defined in Nasdaq Rule 5635(d), in each case subject to adjustment. The Tranche A Warrant shall become initially exercisable on the date of disbursement of the Tranche A loan; the Tranche B Warrant shall become initially exercisable on the date of disbursement of the Tranche B loan; and the Tranche C Warrant shall become initially exercisable on the date of disbursement of the Tranche C loan. Each Warrant shall be exercisable until the earlier of one day prior to the closing of an Acquisition (as such term is defined in the applicable Warrant included within Part IV - Item 15. Exhibits, Financial Statement Schedules of the Annual Report on Form 10-K filed with the SEC on March 31, 2025) and twenty years following the date of issuance.

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

Under the terms of the Warrant Issuance Agreement, EIB will have a put option to sell the Warrants to the Company on or following the maturity date of the applicable Tranche or upon the occurrence of an Event Date (as defined in the Warrant Issuance Agreement), subject to certain limitations in the event that the Company publishes a Material Press Release (as defined in the Warrant Issuance Agreement included within Part IV - Item 15. Exhibits, Financial Statement Schedules of the Annual Report on Form 10-K). In connection with an exercise of EIB’s put option, the purchase price for the shares purchasable in connection with the put option would be equal to (x) in the case of a Qualifying Tender Offer (as defined in the Warrant Issuance Agreement), the aggregate price per share of Common Stock being offered minus the aggregate Strike Price (as defined in the Warrant Issuance Agreement) payable to the Company with respect to the Warrants for which the put option is being exercised and (y) in all other cases, an amount equal to the aggregate Fair Market Value (as defined in the Warrant Issuance Agreement) of the Warrant Shares purchasable upon exercise of the put option minus the aggregate Strike Price payable to the Company with respect to the Warrants for which the put option is being exercised.

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

As of March 31, 2025, Tranches available to the Company had not been drawn upon. As such, the Company does not have outstanding current or long-term debt on the consolidated balance sheet as of March 31, 2025. Additionally, no Warrants were issued as of March 31, 2025 in connection with the Warrant Issuance Agreement and Finance Contract with the EIB. See Note 16, “Subsequent Events” in this Quarterly Report on Form 10-Q for information related to our draw down of Tranche A and the issuance of Tranche A Warrants prior to the issuance of our financial statements.

9. Leases

As of March 31, 2025, the Company is party to six operating leases for laboratory and office space. The Company’s finance leases are immaterial both individually and in the aggregate. In the consolidated balance sheet as of March 31, 2025, the Company has a right-of-use lease asset (“ROU”) balance of $1.6 million and a current and non-current lease liability of $0.7 million and $1.0 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office and laboratory space leased in New York, New York, Rockville, Maryland and Copenhagen, Denmark. Rent expense for the three months ended March 31, 2025 and 2024 was $0.2 million, respectively.

Qualitative information regarding the Company’s leases as of March 31, 2025 is as follows:

Location	Lease Type	Lease Nature	Lease Commencement	Lease Term Expiration	Annual Base Rent (in Millions)
Copenhagen, Denmark	Operating	Office	March 2021	December 2027	$0.2
Copenhagen, Denmark	Operating	Office	December 2024	December 2027	$0.04
Copenhagen, Denmark	Operating	Lab	January 2023	December 2027	$0.04
Newport, United Kingdom	Operating	Office	June 2023	May 2025	$0.04
New York, New York	Operating	Office	October 2021	January 2027	$0.2
Rockville, Maryland	Operating	Lab	December 2021	May 2027	$0.3

Quantitative information regarding the Company’s leases for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended	Three Months Ended
Lease Cost	March 31, 2025	March 31, 2024
Operating lease cost	$190	$184
Operating cash flows paid for amounts included in the measurement of lease liabilities	$208	$193
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—
Remaining average lease term (years)	2.3	3.2
Weighted average discount rate	6.4%	6.3%

Future lease payments (undiscounted) under noncancelable leases are as follows as of March 31, 2025 (in thousands):

Future Lease Payments	Amount
Remainder of 2025	$617
2026	839
2027	445
2028	—
2029	—
Thereafter	—
Total	$1,901

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

10. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the three months ended March 31, 2025 and the year ended December 31, 2024, and, to our knowledge, no material legal proceedings are currently pending or threatened.

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

11. Stockholders' Equity

Common and Preferred Stock

Upon the closing of our IPO in November 2021, we filed an amended and restated certificate of incorporation, which authorized us to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. The shares of preferred stock are currently undesignated. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Company's board of directors (“Board”). No dividends have been declared or paid by us through March 31, 2025.

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

The Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance using the Black-Scholes valuation model and allocated proceeds from the sale proportionately to the Common Stock and Warrants, of which $29.6 million was allocated to the Warrants and recorded as a component of additional paid-in-capital. As of March 31, 2025, the Company had 37,065,647 warrants issued and outstanding at an exercise price of $2.47 per share to purchase shares of the Company's common stock.

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

As of March 31, 2025 and December 31, 2024, the Company had 65,880,914 common shares outstanding, respectively.

12. Equity-Based Compensation

2021 Equity and Incentive Plan

In November 2021, our Board adopted, and our stockholders approved, the 2021 Equity and Incentive Plan (“2021 Equity Plan”), which became effective on November 4, 2021. The 2021 Equity Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan is equal to 2,496,934, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the first day of such fiscal year or (ii) such other amount determined by our Board. As of March 31, 2025, we had 3,153,817 shares available for future grant under the 2021 Equity Plan.

2021 Employee Stock Purchase Plan

In November 2021, our Board adopted and our stockholders approved the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective on November 4, 2021. The number of shares of our common stock reserved for issuance under the 2021 ESPP is equal to 257,272, subject to an annual increase, to be added on the first day of each fiscal year, beginning January 1, 2023, equal to the lesser of (1) 1% of the number of shares of common stock outstanding on the first day of such fiscal year; (2) 257,272 shares of our common stock; or (3) such other amount as determined by our Board. As of March 31, 2025, the Board had not yet approved any offerings under the 2021 ESPP.

2023 Inducement Award Plan

In September 2023, our Board adopted the 2023 Inducement Award Plan (“2023 Inducement Plan”), which became effective on September 28, 2023. The 2023 Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. The number of shares of our common stock reserved for issuance under the 2023 Inducement Plan is equal to 1,976,427. As of March 31, 2025, there were 1,666,427 shares available for future grant under the 2023 Inducement Plan.

The following table summarizes our stock options activity for the three months ended March 31, 2025:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2025	8,967,605	$5.18	8.1	$1
Granted	4,000	$0.88	—	$—
Cancelled or forfeited	(99,559)	$4.54	—	$—
Outstanding, March 31, 2025	8,872,046	$5.18	7.8	$14
Exercisable, March 31, 2025	4,719,360	$7.45	7.2	$4

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

As of March 31, 2025, there was $6.6 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 2.3 years.

The fair values of the stock options granted during the period ended March 31, 2025 were estimated based on the Black-Scholes model, using the following assumptions:

Three Months Ended
March 31, 2025
Expected volatility	84.4%
Risk-free interest rate	4.2
Expected term (in years)	6.1
Expected dividend yield	0%

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$618	$613
General and administrative	951	954
Total equity-based compensation	$1,569	$1,567

We did not recognize any tax benefits for stock-based compensation during the three months ended March 31, 2025 and 2024.

13. Income Taxes

We are subject to taxes for earnings generated in multiple jurisdictions, both inside and outside of the United States and our tax expense is primarily affected by unrecognized tax benefits in Denmark due to the full valuation allowance. We recorded expense for income taxes of $0.1 million and $0.4 million during the three months ended March 31, 2025 and 2024, respectively. We continue to maintain a full valuation allowance against all of our deferred tax assets in IO Biotech ApS, IO Bio US, Inc., a wholly-owned subsidiary of IO Biotech ApS that was incorporated in Delaware in May 2021, and IO Biotech, Inc.

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

14. Net Loss Per Share

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(22,421)	$(19,457)
Net loss attributable to common shareholders	$(22,421)	$(19,457)
Net loss per common share, basic and diluted	$(0.34)	$(0.30)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	65,880,914	65,880,914

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, i, as their effect is anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options to purchase common stock	8,872,046	8,438,286
Warrants issued in Private Placement	37,065,647	37,065,647

The 5,623,664.38 Tranche A Warrants issued on April 24, 2025 were not outstanding as of March 31, 2025.

15. Segments

We operate as a single operating segment focused on developing novel, immune-modulatory, off-the-shelf therapeutic cancer vaccines based on our T-win® platform. As the chief operating decision maker (“CODM”), our Chief Executive Officer manages our company, reviews operating results, assesses performance and allocates resources on an aggregate basis using consolidated net income or loss as the key measure of segment profit or loss. As such, results of our operations are reported on a consolidated basis for purposes of management and segment reporting. Please refer to the consolidated financial statements for further information related to these measures of segment performance.

In addition, research and development and general and administrative expenses are significant segment expenses regularly provided to the CEO with the following categories (in thousands):

Research and Development

	Three months ended March 31,
	2025	2024
	(in thousands)
Clinical trial-related activities	$7,691	$7,148
Personnel	6,183	4,794
Chemistry, manufacturing and control	2,292	2,167
Preclinical studies and activities	412	337
Other costs	(203)	(135)
Total research and development expenses	$16,375	$14,311

General and Administrative

	Three months ended March 31,
	2025	2024
	(in thousands)
Personnel	$3,012	$2,794
Professional services	1,381	1,073
Other costs	1,816	2,019
Total general and administrative expenses	$6,209	$5,886

16. Subsequent Events

Pursuant to the Finance Contract, the Company (through the Borrower) has satisfied the conditions to draw €10.0 million in an initial tranche of the Tranche A loan facility. In connection therewith, on April 24, 2025, the Company issued to EIB the Tranche A Warrants to purchase up to 5,623,664.38 shares of the Company’s Common Stock. The Strike Price per share of Common Stock is $0.8891. On May 6, 2025, the Company (through the Borrower) drew upon the Tranche A loan facility to obtain €10.0 million before payment of certain fees and transaction related expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in our Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

Our lead therapeutic cancer vaccine candidate, IO102-IO103, which in the U.S. is known as Cylembio® (imsapepimut and etimupepimut, adjuvanted), is designed to target cancer cells and immune-suppressive cells in the TME that express indoleamine 2,3-dioxygenase (“IDO”) and programmed death ligand 1 (“PD-L1”). In an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma, IO102-IO103 in combination with nivolumab, an anti-programmed cell death 1 (“PD-1”) checkpoint inhibitor, demonstrated proof of concept by increasing the overall response rate (“ORR”) and median progression free survival (“PFS”) compared to what has been reported with an anti-PD-1 antibody alone. The primary endpoint of the trial was feasibility and safety, secondary endpoints included efficacy and immunogenicity. The clinical efficacy endpoints in this trial included objective response (“OR”), PFS and overall survival (“OS”). The combination induced meaningful tumor regression and achieved rapid, deep and durable responses with a favorable tolerability profile without adding systemic toxicity to what is typically seen with an anti-PD-1 monotherapy in this patient population. As of the January 5, 2023 data cut as published in the May 2023 Journal for ImmunoTherapy of Cancer, we observed a confirmed ORR of 73% as per RECIST 1.1, a complete response rate (“CRR”) of 50% and 25.5 months of PFS. Based on the results from this study, IO102-IO103, in combination with pembrolizumab, was granted BTD by the FDA for treatment of unresectable/metastatic melanoma and we initiated a global Phase 3 trial.

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

We are developing a pipeline of product candidates that leverage our T-win platform to address targets within the TME. In addition to melanoma, we are currently evaluating IO102-IO103 in multiple solid tumor indications. We are also focusing on additional targets that play key roles in immunosuppression and that are expressed in a broad range of solid tumors. Our current pipeline of product candidates and expected upcoming milestones are summarized in the tables below.

* In combination with pembrolizumab

NSCLC = non-small cell lung cancer, SCCHN = squamous cell carcinoma of the head and neck

Potentially Registrational Phase 3 IOB-013/KN-D18 Trial

We enrolled the first patient in a potentially registrational Phase 3 trial for IO102-IO103 in combination with pembrolizumab as first-line treatment in advanced melanoma, the IOB-013/KN-D18 trial, in May of 2022. In June 2023, we announced that we amended the protocol and increased the target number of patients to be enrolled in the Phase 3 trial from an original 300 patients to a revised 380 patients to potentially accelerate the timeline to reach the analysis of the primary endpoint of PFS. In November 2023, we fully enrolled the Phase 3 trial (380 patients) ahead of schedule with nearly half the patients enrolled during the final six months of enrollment. We included all patients who met the study criteria and who were in screening when the target enrollment was achieved, resulting in a total of 407 patients being enrolled in our IOB-013/KN-D18 trial.

The PFS analysis is event-driven and has been planned to be conducted when 226 events (progression or death) in the trial have occurred in the study. With 226 events, the primary endpoint of PFS is powered at 89% to detect a hazard ratio of 0.65. We continue to expect the readout of the PFS primary endpoint in the third quarter of 2025. We continue to plan to submit a BLA to the FDA in 2025 and potentially make our first therapeutic cancer vaccine available for patients in the U.S. with advanced melanoma in 2026.

To ensure the safety of patients in the IOB-013/KN-D18 trial, safety reviews continue to be conducted by the independent data monitoring committee (“IDMC”). As of March 31, 2025, five IDMC safety reviews have been completed for an assessment of patient safety across both treatment arms in the trial. The recommendation after the IDMC reviews was that the trial continue without modifications.

The Phase 3 trial protocol also called for a planned interim analysis of ORR to be conducted 12 months after the 225th patient was randomized. When we designed the interim analysis, we assumed that patients treated with IO102-IO103 in combination with pembrolizumab would show an ~18- percentage point improvement in ORR compared to the patients treated with pembrolizumab alone. There was a very high statistical bar for the Phase 3 interim analysis (p≤0.005), we used very little alpha on interim analysis for ORR and preserved most of the alpha for the primary endpoint of PFS. In August 2024, the IDMC for the IOB-013/KN-D18 trial conducted its review of planned interim analysis and determined that the data did not meet the criteria to declare superiority of ORR. Based on their review of safety and efficacy data, the IDMC recommended that the trial continue without modifications to the PFS analysis and noted that no new safety signals were observed.

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

As presented at the European Society for Medical Oncology (“ESMO”) conference held in Barcelona in September 2024, results from the IOB-022/KN-D38 Phase 1/2 study of IO102-IO103 in combination with pembrolizumab in recurrent and/or metastatic SCCHN met its primary end point of ORR. Of the 21 patients enrolled in cohort B, 18 were efficacy evaluable and met the primary endpoint for this cohort with activity with a confirmed ORR of 44.4%. Among the secondary endpoints, the data showed an encouraging 6.6-month median PFS, and a 66.7% disease control rate (“DCR”). We expect that the cohort B efficacy study results will satisfy certain clinical conditions precedent in the Company's loan facility with the European Investment Bank (“EIB”) that will provide the Company access to a tranche of financing in the principal amount of €12.5 million. For more information on the EIB Loan Facility, please see Note 8, “Term Loan Facility” within this Quarterly Report on Form 10-Q.

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

Phase 2 IOB-032/PN-E40 Basket Trial

We have initiated a basket trial to investigate IO102-IO103 in combination with pembrolizumab in a perioperative cancer setting. In April 2023, the FDA cleared the Company’s Investigational New Drug (“IND”) application for the evaluation of IO102-IO103 in combination with pembrolizumab, given before (neoadjuvant) and after (adjuvant) surgery in patients with resectable melanoma and SCCHN, the IOB-032/PN-E40 trial. The trial is a Phase 2, open-label, multi-cohort trial evaluating neoadjuvant and adjuvant treatment with IO102-IO103 in combination with pembrolizumab in patients with resectable melanoma (cohorts A and C) or SCCHN (cohort B). Cohorts A and B are single-arm, whereas in cohort C, melanoma patients are randomized 1:1 to neoadjuvant treatment with either combination IO102-IO103 with pembrolizumab or pembrolizumab alone.

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

Arginase 1-derived peptides have been studied in two single-arm first-in-human Phase 1 trials in patients with solid tumor and hematological cancers. The two phase 1 trials have been conducted independent of the Company by the National Center for Cancer Immune Therapy using the arginase 1-derived peptide vaccine, which has shown safety and tolerability in both solid tumors and hematologic malignancies in both Phase 1 trials at the University Hospital of Herlev, Copenhagen. There were no significant safety concerns and no reported vaccine related Grade 3-4 events. Nine out of ten patients had measurable peptide specific immune responses in peripheral blood.

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

On April 28, 2025, a poster presentation of new nonclinical data on IO170 was delivered at the American Association for Cancer Research (“AACR”) Annual Meeting in Chicago, Illinois. Murine surrogate IO170 (“mIO170”) demonstrated significant tumor growth inhibition in preclinical breast and prostate cancer models. The mIO170 treatment led to infiltration of vaccine-specific T cells with increased density of CD8+ T-cells in the tumor and reshaped the tumor microenvironment to favor immune activation. Spatial analysis in prostate tumors showed reduction in immune suppressive myeloid cell populations and increased cytotoxic T cells-tumor cell interaction.

Development of IO102 and IO103

Our development of IO102-IO103 is based on our prior separate development of IO102 and IO103. IO102 is our fully owned novel product candidate containing a single IDO1-derived peptide sequence designed to engage and activate IDO1-specific human T cells. IDO small molecule inhibitors have shown clinical potential in combination with PD-1 antibodies in early clinical trials, but have not been able to demonstrate the same level of efficacy in later-stage clinical trials. Our Phase 1 non-randomized trial of IO101, our first-generation IDO therapy, in NSCLC resulted in proof-of-concept for our approach, with 47% of patients displaying clinical benefit and an OS of 26 months in the treatment arm compared to 8 months in the group receiving standard of care. There were no Grade 3 or higher adverse events.

On April 9, 2024, a poster presentation of new non-clinical data further supporting the dual mechanism of action of IO102-IO103 was delivered at the American Association for Cancer Research (“AACR”) Annual Meeting in San Diego, California. While further studies are needed to fully discern the relationship between IDO1+/PD-L1+ target populations within the TME and the impact of IDO1/PD-L1 targeted vaccination, we believe the data presented support the use of a dual antigen approach to reduce immunosuppression and enhance anti-tumor effects.

On April 28 2025, a poster presentation of new non-clinical data further supporting the dual mechanism of action of IO102-IO103 was delivered at the AACR Annual Meeting in Chicago, Illinois. The data presented provided further insight into the mode of action of IO102-IO103: treatment with murine surrogate for IO102-IO103 resulted in strong T-cell responses leading to tumor growth control, where IDO1 and PD-L1 vaccine each contributing through different molecular programs. Additional gene expression profiling showed that the vaccine triggered unique molecular changes not seen with PD-1 or PD-L1 inhibitors, indicating a potentially synergistic mechanism.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily by aggregate net proceeds of $360.6 million from the issuance of convertible preference shares, convertible notes, ordinary shares, our IPO, our Private Placement and the EIB Loan Facility from which we have access to Tranche A and Tranche B loans to draw up to €10.0 million and €12.5 million in available funds, respectively, before payment of certain fees and transaction related expense. On May 6, 2025, we drew down on the Tranche A loan facility to obtain €10.0 million before payment of certain fees and transaction related expense. Since inception, we have had significant operating losses. Our net loss was $22.4 million for the three months ended March 31, 2025, and $95.5 million and $86.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. As of March 31, 2025, we had an accumulated deficit of $381.7 million and $37.1 million in cash and cash equivalents.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $37.1 million as of March 31, 2025, will be sufficient to continue funding our development activities into the second quarter of 2026 assuming draw down of the first three committed tranches of the EIB loan facility. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement and the EIB Loan Facility, cannot be assured and which we may not be able to pursue successfully again in the future.

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

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. We have not tracked our research and development expenses on a program-by-program basis, as our lead product candidate, Cylembio®, is used in each of our three ongoing clinical trials across all target oncology indications that we are researching. Substantially all of our direct research and development expenses in the years ended December 31, 2024 and 2023 and in the three months ended March 31, 2025 were on Cylembio and consisted primarily of external costs, such as consultants, third-party contract organizations that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials.

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

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing and estimated costs necessary to complete the remainder of the development of our product candidates or programs. We are also unable to predict if, when, or to what extent we will obtain approval and generate revenues from the commercialization and sale of our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
successful completion of preclinical studies and of clinical trials for Cylembio®, IO112, IO170, and our other current product candidates and any future product candidates;
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
•
Interest income: For the three months ended March 31, 2025 and 2024, we recognized interest income on account balances invested in money market funds and on account balances with banks.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following sets forth our results of operations:

	For the Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$16,375	$14,311	$2,064	14.4%
General and administrative	6,209	5,886	323	5.5%
Total operating expenses	22,584	20,197	2,387	11.8%
Loss from operations	(22,584)	(20,197)	(2,387)	11.8%
Other income	309	1,155	(846)	(73.2)%
Loss before income tax expense	(22,275)	(19,042)	(3,233)	17.0%
Income tax expense	146	415	(269)	(64.8)%
Net loss	$(22,421)	$(19,457)	$(2,964)	15.2%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(in thousands)
Clinical trial-related activities	$7,691	$7,148	$543	7.6%
Personnel	6,183	4,794	1,389	29.0%
Chemistry, manufacturing and control	2,292	2,167	125	5.8%
Preclinical studies and activities	412	337	75	22.3%
Other costs	(203)	(135)	(68)	50.4%
Total research and development expenses	$16,375	$14,311	$2,064	14.4%

Research and development expenses were $16.4 million for the three months ended March 31, 2025, compared to $14.3 million for the three months ended March 31, 2024. The increase of $2.1 million was primarily related to an increase in clinical trial-related activities of $0.5 million for Cylembio®, our therapeutic cancer vaccine candidate, including the continued execution of our Phase 3 clinical trial and an increase of $1.4 million related to an increase in personnel compensation related costs. The three months ended March 31, 2025 and 2024 include a tax credit received from the Denmark tax authorities of approximately $0.8 million. This tax credit is for losses resulting from research and development expenses and is included in consultants and other costs.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(in thousands)
Personnel	$3,012	$2,794	$218	7.8%
Professional services	1,381	1,073	308	28.7%
Other costs	1,816	2,019	(203)	(10.1)%
Total general and administrative expenses	$6,209	$5,886	$323	5.5%

General and administrative expenses were $6.2 million for the three months ended March 31, 2025, compared to $5.9 million for the three months ended March 31, 2024. The increase of $0.3 million was related to an increase in professional services of $0.3 million primarily related to an increase in legal expenses and an increase in personnel costs of $0.2 million primarily related to an increase in headcount and personnel compensation related costs. These increases were offset by a decrease in other costs of $0.2 million primarily related to recruiting expenses.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	For the Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(in thousands)
Currency exchange loss, net	$(105)	$(462)	$357	(77.3)%
Interest income	414	1,617	(1,203)	(74.4)%
Other income (expense), net	$309	$1,155	$(846)	(73.2)%

Other income (expense), net was $0.3 million for the three months ended March 31, 2025, compared to $1.2 million for the three months ended March 31, 2024. The a decrease of $0.8 million was due to a decrease of $1.2 million in interest income recognized on our money market fund offset by an increase of $0.4 million in foreign currency impacts due to changes in U.S. Dollar to Euro exchange rates.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds of $360.6 million from the issuance of convertible preference shares, convertible notes, ordinary shares, our IPO, and our Private Placement. In addition, we have secured financing from the EIB Loan Facility from which we have access to the Tranche A and Tranche B loans to draw up to €10.0 million and €12.5 million in available funds, respectively, before payment of certain fees and transaction related expense. On May 6, 2025, we drew down on the Tranche A loan facility to obtain €10.0 million before payment of certain fees and transaction related expense.

In December 2024, IO Biotech ApS, our wholly-owned subsidiary, entered into the Finance Contract (the “Finance Contract”) with the EIB establishing the EIB Loan Facility, which consists of three committed tranches of potential financing in an aggregate principal amount of up to €37.5 million, subject to certain conditions precedent (the “EIB Loan Facility”). Concurrently with the execution of the Finance Contract, IO Biotech ApS entered into a non-binding side letter, pursuant to which EIB may, in its discretion and subject to approvals by its investment committee, make available to the Company an additional €20.0 million in funding related to the Company’s ongoing clinical trials. We believe we have satisfied the specified business conditions of the Tranche B loan to draw up to €12.5 million in additional funds before payment of certain fees and transaction related expense. We expect to have €15.0 million in additional committed funds available contingent upon satisfying certain agreed upon conditions of the agreement and up to €20.0 million in uncommitted funds that EIB may elect to provide in its sole discretion.

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

In addition, on February 15, 2023, we filed a new prospectus supplement with the SEC with respect to the offer and sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $19.5 million, establishing an at-the-market equity program. On February 15, 2023, we also entered into a Sales Agreement by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75.0 million through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have not currently issued any shares pursuant to our at-the-market equity program as of March 31, 2025.

We currently expect that our cash and cash equivalents of $37.1 million as of March 31, 2025, will be sufficient to fund our operating expenses and capital requirements into the second quarter of 2026 assuming draw down of the first three committed tranches of the EIB loan facility. However, additional funding will be necessary to fund our future clinical and preclinical activities. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(23,071)	$(24,932)
Net cash used in investing activities	(28)	(11)
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	$(23,099)	$(24,943)

Net Cash Used in Operating Activities

Cash used in operating activities of $23.1 million for the three months ended March 31, 2025 was primarily attributable to our net loss of $22.4 million and a net decrease of $2.6 million in our working capital accounts, partially offset by an increase in non-cash items of $1.9 million primarily due to equity-based compensation.

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

Net Cash Used in Investing Activities

Cash used in investing activities of $0.03 million and $0.01 million for the three months ended March 31, 2025 and 2024, respectively, was related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

We had no cash provided by financing activities for the three months ended March 31, 2025 and 2024.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $37.1 million as of March 31, 2025, will be sufficient to continue funding our development activities into the second quarter of 2026 assuming draw down of the first three committed tranches of the EIB loan facility. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement and EIB Loan Facility, cannot be assured and which we may not be able to pursue successfully again in the future. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, potentially including collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs.

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

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations in conducting research and development activities. We evaluate the probability associated with each source and use of cash resources in making our going concern determination. The research and development of pharmaceutical products is inherently subject to uncertainty. We currently expect that our cash and cash equivalents of $37.1 million as of March 31, 2025 along with the first two tranches of the EIB Loan will not be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued.

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

Equity-based Compensation

We issued stock-based compensation awards through the granting of warrants and stock options, which generally vest over a four-year period. We issued 3,087,382 and 310,000 stock options with a weighted average exercise price of $1.60 and $1.58 to certain employees, board members and advisors from the 2021 Equity Incentive Plan and 2023 Inducement Award Plan, respectively, during the year ended December 31, 2024. We also issued 4,000 stock options with a weighted average exercise price of $0.88 under our 2021 Equity Plan during the three months ended March 31, 2025. We did not issue stock options from the 2023 Inducement Award Plan during the three months ended March 31, 2025.

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

We elected to claim a research and development tax credit on the federal income tax return filed for the year ended December 31, 2023 and plan to continue to make this election on the federal income tax return filed for the year ended December 31, 2024 and 2025 based on law currently enacted. We will continue to monitor impacts of proposed or enacted law changes on the cost to benefit of making this election. The Company included $0.2 million and $0.7 million in research and development tax credits in the U.S. provision for income taxes for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively.

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

Recently Adopted Significant Accounting Policies

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the three months ended March 31, 2025 and 2024 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2024, our disclosure controls and procedures were not effective as of March 31, 2025. In connection with our preparation and the audit of our financial statements as of and for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting related to the accounting for clinical research organization (“CRO”) related accruals and prepayments. Specifically, our controls were not effectively designed or operating to ensure that the accounting framework and processes used to support CRO-related accounting entries appropriately reflected the status and progress of ongoing clinical trials.

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

• Rapid changes to U.S. policy by Congress and the Trump administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, healthcare, taxation, the U.S. regulatory environment, inflation, and other areas. In parallel, disruptions at key government agencies such as the FDA, SEC, and other regulatory authorities — resulting from policy shifts, funding constraints, leadership, and personnel changes — could impair their ability to function effectively. These developments may delay or prevent regulatory approvals, hinder product development or commercialization, or otherwise interfere with governmental operations that our business depends on and could therefore have a substantial and adverse effect on our business, financial condition and results of operation and stock price.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research, preclinical studies and clinical trials for our product candidates, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. IO102-IO103, which in the U.S. is known as Cylembio® (imsapepimut and etimupepimut, adjuvanted), is in clinical development and IO112 and IO170 are in preclinical development, and none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. Our net loss was $22.4 million for the three months ended March 31, 2025, and $95.5 million and $86.1 million for the years ended December 31, 2024 and December 2023, respectively. We expect that it will be at least some time, if ever, before we have a product candidate ready for regulatory approval and commercialization. If Cylembio is not approved by the FDA or is not commercialized by 2026, we expect to incur increasing levels of operating losses. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

We have substantial doubt about our ability to continue as a going concern and we will need to obtain substantial additional funding to continue our operations and complete the development and commercialization of our product candidates. If we are unable to raise this capital when needed, we may not be able to continue as a going concern or we may be forced to delay, reduce or eliminate our product development programs or other operations.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. As a result, the financial statements accompanying this Quarterly Report on Form 10-Q include a statement that there is substantial doubt about our ability to continue as a going concern for one year after the date the financial statements were issued, and these financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

We currently expect that our cash and cash equivalents of $37.1 million as of March 31, 2025 along with the first two tranches of the EIB Loan will not be sufficient to our operating expenses and capital expenditure requirements for one year following the date of the financial statements accompanying this Quarterly Report on Form 10-Q, raising substantial doubt about our ability to continue as a going concern.

We have plans in place to obtain sufficient additional fundraising to fulfill its operating and capital requirements for the next 12 months. The Company’s plans include continuing to fund its operating losses and capital funding needs through public or private equity or debt financings, including the draw down of the available committed tranches of the EIB loan facility, strategic collaborations, licensing arrangements, or other arrangements. The Company has drawn down on the Tranche A loan facility in principal amount of €10.0 million on May 6, 2025 and believes that the business conditions of the Tranche B loan facility have been satisfied to draw up to €12.5 million, each before payment of certain fees and transaction related expense. The business conditions of the Tranche C loan facility have not been satisfied to draw up to €15.0 million as of March 31, 2025. Further, the Company believes that its operations are scalable and, if there is a need, certain cost reduction measures may be taken to preserve cash.

Although management believes such plans, if executed, should provide the Company sufficient financing to meet its needs, successful completion of such plans is dependent on factors outside of the Company’s control, including data from the results of our IOB-013 clinical trial, which is expected to be available in the third quarter of 2025. Our future capital requirements will depend on many factors, including:

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

We will require additional capital to continue our operations and achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we are unable to raise sufficient additional capital, we may not be able to continue as a going concern, or we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

We have concentrated our research and development efforts on product candidates using our T-win® platform, and our future success depends on the successful development of this approach. Our product candidates target the TME, which is highly immunosuppressive. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates based on our platform technologies in clinical trials or in obtaining marketing approval thereafter, and use of our platform technologies may not ever result in marketable products. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or establishing our own commercial manufacturing capabilities, which may prevent us from completing our clinical trials or commercializing any products on a timely or profitable basis, if at all.

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

We are investigating IO102-IO103 in clinical trials in melanoma and other solid tumors, and our second product candidate, IO112, targets an immune resistance pathway known as Arginase 1 which is highly expressed in solid cancer indications. If our product candidates do not show any functionality in the solid tumor microenvironment, our development plans, financial position, results of operations and prospects may be materially adversely affected.

We plan to develop product candidates for use in solid tumors, including IO102-IO103 and IO112, but our product candidates may not show any functionality in the solid tumor microenvironment. The cellular environment in which solid tumor cells thrive is generally hostile to T cells due to factors such as the presence of immune-suppressive cells, humoral factors and limited access to nutrients. Our product candidates may not be able to access the solid tumor, and even if they do, they may not be able to exert anti-tumor effects in a hostile tumor microenvironment. In addition, the safety profile of our product candidates may differ in a solid tumor setting. As a result, our product candidates may not demonstrate efficacy in solid tumors. If we are unable to make our product candidates function in solid tumors, our development plans, financial position, results of operations and prospects may be materially adversely affected.

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

Prior to obtaining approval to commercialize any drug product candidate in the United States or abroad, we must demonstrate with evidence from clinical trials, and to the satisfaction of the FDA, European Commission (based on recommendation from the EMA), or other foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, the European Commission (based on recommendations from the EMA), and other comparable foreign regulatory authorities. The FDA or European Commission (based on recommendations from the EMA) may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs.

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

Of the large number of products in development, only a small percentage successfully complete FDA, European Union, or foreign regulatory approval processes and are commercialized. The lengthy approval and marketing authorization process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval and marketing authorization to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

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

Even if we eventually complete clinical testing and receive approval of a BLA or other comparable foreign marketing application for Cylembio, IO112, IO170 or any future product candidates, the FDA, European Commission (based on recommendation from the EMA) or other comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA, European Commission (based on recommendations from the EMA) or other comparable foreign regulatory authorities may also approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA, European Commission (based on recommendations from the EMA) or other comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

In addition, the FDA, EMA, or other comparable foreign regulatory authorities and regulatory review committees described above may change their policies, issue additional regulations or revise existing regulations, or take other actions, including as a result of judicial challenges to regulatory policy, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

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

Our clinical trials could also be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if this does not occur, reports of serious reactions could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA, comparable regulatory authorities, or an institutional review board or ethics committee (which are local institutional boards or committees, as applicable, that review, approve and oversee basic and clinical research conducted by the institution participating in the clinical trial), or comparable foreign regulatory authorities, may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the product candidate.

As an organization, we have never completed pivotal clinical trials, and we may be unable to do so for any product candidates we may develop.

We will need to successfully complete clinical trials meeting requirements for approval of the FDA, European Commission (based on recommendations from the EMA), or comparable foreign regulatory authorities, known as pivotal trials, to market Cylembio®, IO112, IO170 or any future product candidate. Conducting and successfully completing pivotal clinical trials is a complicated process. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of Cylembio, IO112, IO170 or future product candidates. In order to do so, we may need to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. We also may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

Some data for product candidates comes from clinical trials conducted outside the United States, EU and the UK, and the FDA, European Commission (based on recommendation from the EMA), or comparable foreign regulatory authorities may not accept data from such trials.

We believe that the patient population in the Phase 1/2 trial with Cylembio® in combination with an anti-PD-1 monoclonal antibody in 30 metastatic melanoma patients is representative of the population for which we intend to label Cylembio in the United States. However, the trial was conducted in Europe, our ongoing IOB-013/KN-D18, IOB-022/KN-D38 and IOB-032/PN-E40 trials include sites outside of the United States, and we may conduct additional trials in the future outside of the United States, Europe and the United Kingdom. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA may be subject to certain conditions, and such data may not be accepted at all. Similarly, the European Commission (based on recommendation from the EMA), and other equivalent foreign regulatory authorities may not accept data from trials conducted outside their jurisdiction. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice; (2) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (“GCP”) regulations; and (3) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the product candidate in the United States. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements for clinical trials. In addition, such trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. If the FDA, European Commission (based on recommendation from the EMA), or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

In the EU, the EMA will require an equivalent risk management plan. The FDA’s, European Commission’s, EMA’s, and other comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. We are currently developing Cylembio®, IO112 and IO170 and may develop other future product candidates for use in combination with checkpoint inhibitors and other therapies. The FDA, EMA, or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our current product candidates and any future product candidates. It is also possible that trial results for our product candidates may differ significantly if our product candidates are investigated with different combination therapies in different trials - for example, if we were to investigate our product candidates with one anti-PD-1 monoclonal antibody in one trial and a different anti-PD-1 monoclonal antibody in another. Moreover, following product approval, the FDA, EMA, or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, quality, manufacturing and supply issues, and changes to the standard of care.

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

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are optimized along the way to support continuous improvement. Such changes may also require additional testing, or notification to, or approval by the FDA, EMA, or a comparable foreign regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our current product candidates and any future product candidates and/or jeopardize our ability to commence product sales and generate revenue.

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

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, the Centers for Medicare & Medicaid Services (“CMS”), the federal agency responsible for administering the Medicare program, revises the reimbursement amounts paid to health care providers, including the Medicare Physician Fee Schedule and Hospital Outpatient Prospective Payment System, which may result in reduced Medicare payments.

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

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, HHS Office of Inspector General, state attorneys general, and members of Congress or comparable foreign regulatory and governmental authorities or bodies, as well as the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which the product has been approved. If we are not able to obtain FDA or comparable foreign regulatory authority approval for desired uses or indications for our current product candidates and any future product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, and must abide by the FDA or a comparable foreign regulatory or governmental authority’s strict requirements regarding the content of promotion and advertising.

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

There is no guarantee that any CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials or investigator-initiated clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

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

The ability and willingness of the FDA, European Commission (based on recommendation from the EMA), and other comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including leadership, statutory, regulatory, and policy changes, government budget and funding levels, the departure of key personnel, including departures in response to recent federal worker buyout offers and layoffs, and the ability to hire and retain key personnel and accept the payment of user fees. Average review times at regulatory authorities and government agencies have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

If these disruptions were to impact regular inspections, reviews, or other regulatory activities of the FDA or other regulatory authorities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business and stock price.

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

As of March 31, 2025 we had 79 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, compliance, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We have material gross deferred tax assets relating to IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively. Our anticipated activities are also expected to result in future significant net operating losses in Denmark resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The Company has provided a full valuation allowance on our net deferred tax assets in IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively, as of March 31, 2025. Based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Denmark and the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. We do not currently have any products on the market, but our operations and current and future arrangements with investigators, healthcare professionals, customers and third-party payors, may be subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. See Part I, Item 1, “Government Regulations – Other Regulatory Matters – Other Healthcare Laws” of our Annual Report on our Form 10-K for the year ended December 31, 2024, for additional details.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. Additionally, there continue to be other legislative and administrative efforts to reform the healthcare system, including those addressing drug pricing. For example, the IRA, which was passed in 2022, imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; and, beginning in 2026, the IRA establishes a “maximum fair price” for a fixed number of high expenditures pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. Similar efforts to control pharmaceutical and biological product pricing are also taking place at the state level. See Part I, Item 1, “Government Regulation – Healthcare Reform” of our Annual Report on our Form 10-K for the year ended December 31, 2024, for additional details.

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

The EU Pharma Law Proposal also proposes changes to the current orphan market exclusivity approach. If adopted as proposed by the European Commission, the EU Pharma Law Proposal would in most cases reduce the current duration of orphan market exclusivity.

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

In the EEA, we are subject to the EU GDPR, which took effect in May 2018. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), including clinical trial data, and grants individuals various data protection rights (e.g., the right to erasure of personal data). The EU GDPR imposes a number of obligations on companies, including inter alia: (1) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (2) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (3) obligations to implement appropriate technical and organizational measures to safeguard personal data and to report certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible); and (4) additional, more onerous requirements around the processing of special categories of personal data (including health data and genetic data). In addition, the EU GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. In certain cases the parties may also be required to carry out a transfer impact assessment (“TIA”), which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the specific safeguard will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The EU and the US have in place an adequacy agreement known as the EU-U.S. Data Privacy Framework (“DPF”) which allows EU organizations to transfer personal data to US companies that have self-certified their compliance under the DPF, as an additional data transfer mechanism for transfers to the US. The EU GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of consolidated annual worldwide gross revenue), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR. The EU GDPR increases our responsibility and liability in relation to personal data that we process, and additional mechanisms put in place to address compliance with the EU GDPR must be kept under review as the legislative and regulatory landscape for data protection in the EU continues to evolve.

Relatedly, following Brexit, the EU GDPR has been implemented in the United Kingdom (as the “UK GDPR”). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but that process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. The UK Government has published its own form of Standard Contractual Clauses (“SCCs”), known as the International Data Transfer Agreement and International Data Transfer Addendum to the EU SCCs. The UK Information Commissioner’s Office has also published its own version of the TIA and guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. The UK and the US also have an adequacy agreement known as the UK-US. Data Bridge which is an extension of the DPF.

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
•
the size of our public float;
•
political uncertainty and/or instability in the United States and throughout the world; and
•
any other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 31, 2025 we had 65,880,914 shares of common stock outstanding. Substantially all of our outstanding shares of common stock are currently able to be sold freely in the public market, subject to certain restrictions that may apply to shares of our common stock held by our affiliates, by certain participants in our August 2023 private placement, and underlying certain warrants issuable in connection with the EIB Loan Facility. The market price of our common stock could decline as a result of the exercise of any such warrants, the sale of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

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

Pursuant to the IO Biotech, Inc. 2021 Equity and Incentive Plan (the “2021 Equity Plan”), we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In addition, pursuant to the IO Biotech, Inc. 2023 Inducement Award Plan (the “2023 Inducement Plan”), we are authorized to grant stock options and other equity-based awards to employees as an inducement for them to join us. Equity-based awards granted under the 2021 Equity Plan and the 2023 Inducement Plan would cause dilution to our stockholders. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, by an amount equal to the lesser of (1) 4% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (2) a lesser number of shares determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year or increases the available pool under the 2023 Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall. Subject to further increases by our Board, The maximum number of shares reserved for issuance under the 2023 Inducement Plan is 1,976,427 shares.

In addition, on August 9, 2023, we completed the Private Placement in which, among other things, we issued and sold 37,065,647 warrants to purchase up to 37,065,647 shares of our common stock to the various purchasers thereunder. The purchase price for each warrant was $2.025.

Moreover, on December 19, 2024, in connection with the Finance Contract, we agreed to sell and issue to the European Investment Bank certain warrants to purchase shares of the Company’s common stock in connection with the disbursement of each of the Tranche A loan (such warrants, the “Tranche A Warrants”), Tranche B loan (such warrants, the “Tranche B Warrants”) and Tranche C loan (such warrants, the “Tranche C Warrants” and, together with the Tranche A Warrants and the Tranche B Warrants, the “EIB Warrants”). The number of shares for which the EIB Warrants will be exercisable will be determined at the time of issuance of each EIB Warrant in accordance with the formulas set forth in the Warrant Issuance Agreement (as defined below), which formulas generally provide that the number of shares will decrease as the price of the common stock increases.

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

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements in our Annual Report on Form 10-K, and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter and our annual revenues exceeds $100 million during such completed fiscal year, or (ii) the market value of our common stock held by non-affiliates exceeds $700 million, regardless of our annual revenue, as of the end of that year’s second fiscal quarter.

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

Our management has identified a material weakness in our internal control over financial reporting as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025, relating to the design and operation of our controls to ensure that the accounting models used to support CRO-related accounting entries appropriately reflected the status and progress of ongoing clinical trials at the balance sheet date. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of our internal control over financial reporting, a description of the identified material weakness and a summary of the remediation efforts we are implementing, see “Part II, Item 9A - “Controls and Procedures,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (the “APA”) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA, DHHS, CMS and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending and staffing may be significantly impacted by election cycles. For example, the current presidential administration aims to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the FDA, FDA, DHHS, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations, which may lead to slower response times, less guidance from the agency, and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

IO Biotech, Inc.

Date: May 14, 2025	By:	/s/ Mai-Britt Zocca
Mai-Britt Zocca, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Amy Sullivan
Amy Sullivan
Chief Financial Officer
(Principal Financial Officer)