Form 10-Q
period 2025-06-30
IO Biotech, Inc.
filed 2025-08-14
CIK 1865494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the registrant had 65,880,914 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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
•
our ability or inability to obtain approval of Cylembio from applicable regulatory authorities or our failure to obtain regulatory approval to expand Cylembio’s indications;
•
our ability or inability to successfully commercialize Cylembio, or our other product candidates, if approved by applicable regulatory authorities, or to maintain applicable regulatory approvals for Cylembio or our other product candidates, if approved;
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
•
our ability to obtain orphan drug designation, Breakthrough Therapy Designation (“BTD”), PRIME designation or other approval for any product candidates we may identify;

•
our expectations regarding government and third-party payor coverage and reimbursement;
•
our ability to manufacture, including through contract manufacturing organizations (“CMOs”), Cylembio®, IO112, IO170 or any other product candidate in conformity with the requirements of the Food and Drug Administration (“FDA”) and other applicable regulatory authorities;
•
our ability to successfully build a sales force, commercial infrastructure, medical affairs and other product launch functions;
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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A - “Risk Factors” in this Quarterly Report on Form 10-Q, and those described elsewhere in this Quarterly Report on Form 10-Q and in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2025. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited)

IO BIOTECH, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$28,131	$60,031
Prepaid expenses and other current assets	10,849	4,920
Total current assets	38,980	64,951
Restricted cash	268	268
Property and equipment, net	603	638
Right of use lease asset	1,470	1,725
Other non-current assets	1,005	117
Total non-current assets	3,346	2,748
Total assets	$42,326	$67,699
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,537	$4,661
Lease liability - current	768	717
Accrued expenses and other current liabilities	13,592	14,108
Total current liabilities	19,897	19,486
Lease liability - non-current	868	1,198
Term loan debt, net	6,720	—
Common stock warrants	13,249	—
Total non-current liabilities	20,837	1,198
Total liabilities	40,734	20,684
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, par value of $0.001 per share; 300,000,000 shares authorized at June 30, 2025 and December 31, 2024; 65,880,914 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	66	66
Additional paid-in capital	416,289	413,113
Accumulated deficit	(407,951)	(359,313)
Accumulated other comprehensive loss	(6,812)	(6,851)
Total stockholders’ equity	1,592	47,015
Total liabilities and stockholders’ equity	$42,326	$67,699

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$16,652	$15,848	$33,027	$30,159
General and administrative	6,518	5,685	12,727	11,571
Total operating expenses	23,170	21,533	45,754	41,730
Loss from operations	(23,170)	(21,533)	(45,754)	(41,730)
Other (expense) income
Currency exchange loss, net	(374)	(90)	(479)	(552)
Interest income	285	1,311	699	2,928
Interest expense	(253)	—	(253)	—
Change in fair value of warrants	(2,587)	—	(2,587)	—
Total other (expense) income, net	(2,929)	1,221	(2,620)	2,376
Loss before income tax expense	(26,099)	(20,312)	(48,374)	(39,354)
Income tax expense	118	374	264	789
Net loss	(26,217)	(20,686)	(48,638)	(40,143)
Net loss attributable to common shareholders	(26,217)	(20,686)	(48,638)	(40,143)
Net loss per common share, basic and diluted	$(0.40)	$(0.31)	$(0.74)	$(0.61)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	65,880,914	65,880,914	65,880,914	65,880,914
Other comprehensive loss
Net loss	$(26,217)	$(20,686)	$(48,638)	$(40,143)
Foreign currency translation	(220)	(151)	39	43
Total comprehensive loss	$(26,437)	$(20,837)	$(48,599)	$(40,100)

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2024	65,880,914	$66	$406,587	$(9,669)	$(263,822)	$133,162
Equity-based compensation	—	—	3,210	—	—	3,210
Foreign currency translation	—	—	—	43	—	43
Net loss	—	—	—	—	(40,143)	(40,143)
Balance, June 30, 2024	65,880,914	$66	$409,797	$(9,626)	$(303,965)	$96,272

Balance, January 1, 2025	65,880,914	$66	$413,113	$(6,851)	$(359,313)	$47,015
Equity-based compensation	—	—	3,176	—	—	3,176
Foreign currency translation	—	—	—	39	—	39
Net loss	—	—	—	—	(48,638)	(48,638)
Balance, June 30, 2025	65,880,914	$66	$416,289	$(6,812)	$(407,951)	$1,592

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(48,638)	$(40,143)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	125	127
Equity-based compensation	3,176	3,210
Non-cash interest expense	253	—
Amortization of right of use lease asset	336	298
Foreign currency loss	479	552
Change in fair value of warrants	2,587	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(636)	(2,843)
Other non-current assets	(882)	(787)
Accounts payable	877	1,139
Lease liability	(418)	(312)
Accrued expenses and other current liabilities	(152)	(3,155)
Net cash used in operating activities	(42,893)	(41,914)
Cash flows from investing activities
Purchase of property and equipment	(54)	(23)
Net cash used in investing activities	(54)	(23)
Cash flows from financing activities
Proceeds from the issuance of debt	11,720	—
Payments of debt issuance costs	(233)	—
Net cash provided by financing activities	11,487	—
Net decrease in cash, cash equivalents and restricted cash	(31,460)	(41,937)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(440)	(509)
Cash, cash equivalents and restricted cash, beginning of period	60,299	143,461
Cash, cash equivalents and restricted cash, end of period	$28,399	$101,015
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$28,131	$100,747
Restricted cash	268	268
Total cash, cash equivalents and restricted cash	$28,399	$101,015

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

At-The-Market Equity Program

On February 15, 2023, we filed a new prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) with respect to the offer and sale of shares of our Common Stock, with an aggregate offering price of up to $19.5 million, establishing an at-the-market equity program. We also entered into a common stock sales agreement, dated February 15, 2023 (the “Sales Agreement”) by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75.0 million, through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have not issued any shares pursuant to our at-the-market equity program as of June 30, 2025.

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

As of June 30, 2025, we had an accumulated deficit of $408.0 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $48.6 million and $95.5 million for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $28.1 million as of June 30, 2025 along with the second tranche of the EIB Loan will not be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued.

The Company has plans to obtain sufficient additional fundraising to fulfill its operating and capital requirements for the next 12 months. The Company’s plans include continuing to fund its operating losses and capital funding needs through public or private equity or debt financings, including the draw down of the available committed tranches of the EIB loan facility defined below in Note 8, “Term Loan Facility”, strategic collaborations, licensing arrangements, or other arrangements. The Company has drawn down on the Tranche A and Tranche B loan facility in principal amount of €10.0 million and €12.5 million, respectively, on May 6, 2025 and July 4, 2025, each before payment of certain fees and transaction related expense. The business conditions of the Tranche C loan facility have not been satisfied to draw up to €15.0 million as of the date of these interim financial statements. Further, the Company believes that its operations are scalable and, if there is a need, certain cost reduction measures may be taken to preserve cash.

Although management believes such plans, if executed, should provide the Company sufficient financing to meet its needs, successful completion of such plans is dependent on factors outside of the Company’s control. Our future capital requirements will depend on many factors, including, but not limited to:

•
the scope, prioritization and number of our research and development programs;
•
the scope, progress, results and costs of our clinical trials, including the results of IOB-013;
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
•
the costs of establishing and maintaining commercialization capabilities for Cylembio in combination with pembrolizumab as a first-line treatment in advanced melanoma, and any product candidate that obtains regulatory approval; and
•
the level of sales achieved, and costs related to the commercialization of Cylembio in combination with pembrolizumab as a first-line treatment in advanced melanoma.

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

The Company will also require additional capital to commercialize Cylembio in combination with pembrolizumab as a first-line treatment in advanced melanoma, and to continue to fund future discovery research, preclinical, clinical activities and commercialization of any of our product candidates. If we receive regulatory approval for Cylembio, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, medical affairs, distribution and other related functions, depending on where we choose to commercialize. Additional funds for such commercialization activities and future discovery research, preclinical, clinical activities may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy.

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

2. Summary of Significant Accounting Policies

Warrants Issued in Connection with a Sale of Common Stock or Issuance of Debt

The Company accounts for warrants issued as a separable unit in connection with sale of common stock or debt as either liability or equity in accordance with Accounting Standards Codification 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments

Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered liabilities if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as liability or equity. If warrants do not require liability classification under ASC 815-40 or other applicable generally accepted accounting principles in the United States of America (“U.S. GAAP”) the warrants should be classified as equity. The debt is measured at amortized cost and the amount of interest recognized in the consolidated statements of operations is calculated by applying the loan’s effective interest rate to its carrying amount.

The proceeds received from the sale of equity classified warrants and shares of common stock in a bundled transaction are allocated based on the relative fair values of warrants and shares with no changes in fair value of warrants recognized after the issuance date. For liability classified warrants, the stand-alone fair value of the warrants are classified as debt issuance costs that directly reduce the outstanding debt on the consolidated balance sheet upon funding. Warrants issued prior to the date of funding are accounted for as a deferred financing asset within “Prepaid expenses and other current assets” on the consolidated balance sheet and will be reclassified to debt issuance costs on the date of funding. The change in fair value of warrants each balance sheet date are recognized in the consolidated statements of operations and comprehensive loss after the issuance date.

There have been no other changes to the significant accounting policies disclosed in Note 2 to the Company’s annual financial statements for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

3. Fair Value Measurements

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$22,670	$22,670	$—	$—
Total assets measured at fair value	$22,670	$22,670	$—	$—

Non-current liabilities:
Common stock warrants	$13,249	$—	$—	$13,249
Total liabilities measured at fair value	$13,249	$—	$—	$13,249

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$46,134	$46,134	$—	$—
Total assets measured at fair value	$46,134	$46,134	$—	$—

Money market funds

Money market funds with maturities of 90 days or less at the date of purchase are included within cash and cash equivalents in the accompanying consolidated balance sheets and are recognized at fair value.

Common stock warrants

On April 24, 2025, in connection with the EIB Loan Facility, the Company issued 5,623,664 Tranche A warrants to purchase shares of the Company’s common stock at an exercise price of $0.89 per share. On June 24, 2025, in connection with the EIB Loan Facility, the Company issued 4,221,868 Tranche B warrants to purchase shares of the Company’s common stock at an exercise price of

$1.32 per share. See Note 8, “Term Loan Facility” in this Quarterly Report on Form 10-Q for additional detail on the EIB Loan Facility and warrants issued.

The EIB warrants met the criteria for liability classification and are initially recognized on the date of issuance and subsequently measured at each balance sheet date at fair value through “Other income (expense)” on the consolidated statements of operations and comprehensive loss.

The fair value of the Tranche A and Tranche B warrants was determined based on the Black-Scholes option-pricing model and classified within Level 3 of the fair value hierarchy on the date of issuance. The expected volatility input used in the model was deemed unobservable (Level 3) and was determined based on share price data of the Company and comparable companies for a term equal to the remaining contractual term of the warrants. Other required inputs used in the model were considered observable (Level 1). Significant increases (decreases) in these inputs could result in a significantly lower or higher fair value measurement. The following table shows the Black-Scholes option-pricing model inputs used to calculate the fair value of the warrants at issuance date.

	Tranche A	Tranche B
Share price of common stock	$0.92	$1.39
Expected volatility	83.0%	84.0%
Risk-free interest rate	4.7%	4.8%
Expected term (in years)	20.0	20.0
Expected dividend yield	0%	0%

The following table shows the Black-Scholes option-pricing model inputs used to calculate the fair value of the warrants at June 30, 2025.

	Tranche A	Tranche B
Share price of common stock	$1.39	$1.39
Expected volatility	84.0%	84.0%
Risk-free interest rate	4.8%	4.8%
Expected term (in years)	19.8	20.0
Expected dividend yield	0%	0%

The following table shows a reconciliation of the beginning and ending balances for Level 3 financial liabilities measured at fair value on a recurring basis for the six months ended June 30, 2025:

Six Months Ended
June 30, 2025
Level 3 financial liabilities, beginning of period	$—
Issuance of EIB common stock warrants	10,662
Change in fair value of EIB common stock warrants	2,587
Level 3 financial liabilities, end of period	$13,249

There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2025 and the year ended December 31, 2024.

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Deferred financing asset	$5,657	$—
Prepaid income taxes	1,607	1,292
Prepaid contract research and development costs	1,109	1,119
Research and development tax credit receivable	865	573
Insurance	639	768
Value-added tax refund receivable	276	365
Other	696	803
Total prepaid expenses and other current assets	$10,849	$4,920

6. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Laboratory equipment	$927	$839
Office furniture	261	235
Computer hardware	141	141
Less: accumulated depreciation	(726)	(577)
Total property and equipment, net	$603	$638

For the three months ended June 30, 2025 and 2024, the Company recognized $0.1 million of depreciation expense, respectively, in the consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company recognized $0.1 million of depreciation expense, respectively, in the consolidated statements of operations.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued contract research and development costs	$9,133	$9,070
Employee compensation costs	3,351	4,311
Professional fees	692	227
Other liabilities	416	500
Total accrued expenses and other current liabilities	$13,592	$14,108

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

Pursuant to the Finance Contract, the Company (through the Borrower) had €10.0 million available to draw in an initial tranche of the term loan facility (“Tranche A”), subject to satisfaction of certain customary conditions and the issuance of warrants pursuant to a Warrant Issuance Agreement (described below). The Company satisfied the specified business conditions of the Tranche A loan to draw up to €10.0 million and the specified business conditions of the loan to draw up to €12.5 million (“Tranche B”) , before payment of certain fees and transaction expense. Tranche A and Tranche B were funded on May 6, 2025 and July 4, 2025, respectively.

The Finance Contract provides for one potential additional term loan tranche in principal amount of €15.0 million (“Tranche C” and, together with Tranche A and Tranche B, each a “Tranche”), respectively, which is subject to specified conditions, including, but not limited, the issuance of warrants and achievement of certain clinical trial and other milestones. The Borrower has thirty-six months to satisfy the conditions for Tranche C, which include raising an additional $50.0 million in cash and submission of an application for marketing authorization for IO102-IO103, which in the U.S. is known as Cylembio® (imsapepimut and etimupepimut, adjuvanted), in the U.S. or the EU based on positive data from a Phase 3 trial.

Each of the Tranche A, Tranche B, and Tranche C loans bears or will bear interest at a fixed rate of 8% that accrues annually and will become payable at their respective maturity dates, which will be six years after disbursement of such loan.

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

The Finance Contract also contains various financial and non-financial covenants that the Borrower must comply with, including customary conditions with respect to material adverse changes and substantial changes to the general nature of business, which leave significant discretion on the side of the EIB.

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

Under the terms of the Warrant Issuance Agreement, EIB will have a put option (“EIB Put Option”) to sell the Warrants to the Company on or following the maturity date of the applicable Tranche or upon the occurrence of an Event Date (as defined in the Warrant Issuance Agreement), subject to certain limitations in the event that the Company publishes a Material Press Release (as defined in the Warrant Issuance Agreement included within Part IV - Item 15. Exhibits, Financial Statement Schedules of the Annual Report on Form 10-K). The conditions for the EIB to exercise the EIB Put Option to have not been met as of June 30, 2025. In connection with an exercise of EIB’s put option, the purchase price for the shares purchasable in connection with the put option would be equal to (x) in the case of a Qualifying Tender Offer (as defined in the Warrant Issuance Agreement), the aggregate price per share of Common Stock being offered minus the aggregate Strike Price (as defined in the Warrant Issuance Agreement) payable to the Company with respect to the Warrants for which the put option is being exercised and (y) in all other cases, an amount equal to the aggregate Fair Market Value (as defined in the Warrant Issuance Agreement) of the Warrant Shares purchasable upon exercise of the put option minus the aggregate Strike Price payable to the Company with respect to the Warrants for which the put option is being exercised. Due to the terms and conditions of the EIB Put Option, we consider the EIB Put Option and the Tranche A Warrants and Tranche B Warrants under each of the Tranches are to be treated as a single compound derivative.

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

On April 24, 2025, the Company issued 5,623,664 Tranche A Warrants to purchase shares of the Company’s common stock at an exercise price of $0.89 per share. On June 24, 2025, the Company issued 4,221,868 Tranche B Warrants to purchase shares of the Company’s common stock at an exercise price of $1.32 per share as a prerequisite to the Tranche B loan funding on July 4, 2025.

The Tranche A and Tranche B Warrants were deemed to be a freestanding financial instruments as they were legally detachable and separately exercisable from the debt obligations. The Company evaluated the terms and conditions of the Warrants and concluded that they met the criteria to be classified as a liability. As such, the Company recorded the Warrants as a non-current liability on the consolidated balance sheet at fair value on the date of funding and as of June 30, 2025. On the date of funding, the Company has recorded a non-current liability related to the loan facilities based on the proceeds received less related debt issuance costs, including the fair value allocation to the respective Warrants. The Company valued the Tranche A Warrants and Tranche B Warrants at $5.0 million and $5.7 million, respectively, upon issuance using the Black-Scholes valuation model.

The Company has $6.7 million of outstanding term loan debt, net within non-current liabilities on the consolidated balance sheet as of June 30, 2025 related to the Tranche A loan. For the three and six months ended June 30, 2025, the Company has recognized $0.1 million in non-cash interest expense related to the amortization of debt issuance costs and $0.2 million in paid-in-kind interest with an effective interest rate of 14.3% related to the Tranche A loan. The Tranche B loan was funded on July 4, 2025 and was not outstanding term loan debt as of June 30, 2025.

Term loan debt, net consisted of the following (in thousands):

June 30, 2025
Term loan debt principal	$11,720
Amortized paid-in-kind interest	142
Less: Unamortized debt issuance costs	(5,290)
Currency adjustments	148
Total term loan debt, net	$6,720

Future undiscounted minimum principal and interest payments under the EIB loan facility as of June 30, 2025, were as follows (in thousands):

Future Minimum Debt Payments	Amount
Remainder of 2025	$—
2026	—
2027	—
2028	—
2029	—
2030	—
2031	18,597
Total minimum payments	18,597
Less: Unamortized debt issuance costs and paid-in-kind interest	(12,025)
Currency adjustments	148
Total term loan debt	$6,720

As of June 30, 2025, the Company had the following Tranche A and Tranche B Warrants issued and outstanding to purchase shares of the Company's common stock.

	Tranche A	Tranche B
Outstanding	5,623,664	4,221,868
Exercise Price	$0.89	$1.32

9. Leases

As of June 30, 2025, the Company is party to five operating leases for laboratory and office space. The Company’s finance leases are immaterial both individually and in the aggregate. In the consolidated balance sheet as of June 30, 2025, the Company has a right-of-use lease asset (“ROU”) balance of $1.5 million and a current and non-current lease liability of $0.8 million and $0.9 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office and laboratory space leased in New York, New York, Rockville, Maryland and Copenhagen, Denmark. Rent expense for the three months ended June 30, 2025 and 2024 was $0.2 million, respectively. Rent expense for the six months ended June 30, 2025 and 2024 was $0.4 million, respectively.

Qualitative information regarding the Company’s leases as of June 30, 2025 is as follows:

Location	Lease Type	Lease Nature	Lease Commencement	Lease Term Expiration	Annual Base Rent (in Millions)
Copenhagen, Denmark	Operating	Office	March 2021	December 2027	$0.2
Copenhagen, Denmark	Operating	Office	December 2024	December 2027	$0.04
Copenhagen, Denmark	Operating	Lab	January 2023	December 2027	$0.04
Newport, United Kingdom	Operating	Office	June 2023	May 2025	$0.04
New York, New York	Operating	Office	October 2021	January 2027	$0.2
Rockville, Maryland	Operating	Lab	December 2021	May 2027	$0.3

Quantitative information regarding the Company’s leases for the six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Six Months Ended	Six Months Ended
Lease Cost	June 30, 2025	June 30, 2024
Operating lease cost	$359	$369
Operating cash flows paid for amounts included in the measurement of lease liabilities	$413	$385
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—
Remaining average lease term (years)	2.1	3.0
Weighted average discount rate	6.4%	6.3%

Future lease payments (undiscounted) under noncancelable leases are as follows as of June 30, 2025 (in thousands):

Future Lease Payments	Amount
Remainder of 2025	$419
2026	863
2027	470
2028	—
2029	—
Thereafter	—
Total	$1,752

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

10. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the six months ended June 30, 2025 and the year ended December 31, 2024, and, to our knowledge, no material legal proceedings are currently pending or threatened.

Contractual Obligations and Commitments

We enter into contracts in the ordinary course of business with third-party service providers for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice of 30 to 90 days, and therefore, we believe that our noncancelable obligations under these agreements are not material and we cannot reasonably estimate whether they will occur. However, in the event of a termination of any contracts with clinical research organizations (“CRO”) or other institutions and with respect to active patients enrolled in our clinical trials, we may be financially obligated for a period beyond the contractual termination notice periods. We may also enter into additional research, manufacturing, supplier, lease and other agreements in the future, which may require up-front payments and even long-term commitments of cash.

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

11. Stockholders' Equity

Common and Preferred Stock

Upon the closing of our IPO in November 2021, we filed an amended and restated certificate of incorporation, which authorized us to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. The shares of preferred stock are currently undesignated. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Company's board of directors (“Board”). No dividends have been declared or paid by us through June 30, 2025.

The Private Placement

On August 7, 2023, the Company entered into a Securities Purchase Agreement, (the “Purchase Agreement”), pursuant to which the Company agreed to sell and issue (i) 37,065,647 shares of the Company’s Common Stock, and (ii) 37,065,647 Warrants in the Private Placement. Each Purchaser’s Warrant is exercisable for a number of shares of Common Stock equal to one hundred percent of the aggregate number of shares of Common Stock purchased by such Purchaser. The purchase price for each Common Stock and Warrant was $2.025 per share.

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

The Private Placement closed on August 9, 2023. The Company received $75.1 million in gross proceeds from the Private Placement, before deducting offering expenses of $3.2 million. Of the total proceeds, legal entities of certain related parties contributed $33.4 million, and members of management contributed $0.2 million. The Company used the net proceeds of $71.9 million from the Private Placement for general corporate purposes.

The Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance using the Black-Scholes valuation model and allocated proceeds from the sale proportionately to the Common Stock and Warrants, of which $29.6 million was allocated to the Warrants and recorded as a component of additional paid-in-capital. As of June 30, 2025, the Company had 37,065,647 warrants issued and outstanding at an exercise price of $2.47 per share to purchase shares of the Company's common stock.

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

As of June 30, 2025 and December 31, 2024, the Company had 65,880,914 common shares outstanding.

12. Equity-Based Compensation

2021 Equity and Incentive Plan

In November 2021, our Board adopted, and our stockholders approved, the 2021 Equity and Incentive Plan (the “2021 Equity Plan”), which became effective on November 4, 2021. The 2021 Equity Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan is equal to 2,496,934, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the first day of such fiscal year or (ii) such other amount determined by our Board. As of June 30, 2025, we had 486,563 shares available for future grant under the 2021 Equity Plan.

2021 Employee Stock Purchase Plan

In November 2021, our Board adopted and our stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on November 4, 2021. The number of shares of our common stock reserved for issuance under the 2021 ESPP is equal to 257,272, subject to an annual increase, to be added on the first day of each fiscal year, beginning January 1, 2023, equal to the lesser of (1) 1% of the number of shares of common stock outstanding on the first day of such fiscal year; (2) 257,272 shares of our common stock; or (3) such other amount as determined by our Board. As of June 30, 2025, the Board had not yet approved any offerings under the 2021 ESPP.

2023 Inducement Award Plan

In September 2023, our Board adopted the 2023 Inducement Award Plan (the “2023 Inducement Plan”), which became effective on September 28, 2023. The 2023 Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. The number of shares of our common stock reserved for issuance under the 2023 Inducement Plan is equal to 1,976,427. As of June 30, 2025, there were 1,666,427 shares available for future grant under the 2023 Inducement Plan.

The following table summarizes our stock options activity for the six months ended June 30, 2025:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2025	8,967,605	$5.18	8.1	$1
Granted	2,709,284	$1.13		$—
Cancelled or forfeited	(137,589)	$4.28		$—
Outstanding, June 30, 2025	11,539,300	$4.24	8.1	$821
Exercisable, June 30, 2025	5,537,588	$6.87	7.2	$57

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

As of June 30, 2025, there was $7.2 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 2.8 years.

The fair values of the stock options granted during the period ended June 30, 2025 were estimated based on the Black-Scholes model, using the following assumptions:

Six Months Ended
June 30, 2025
Expected volatility	84.4 - 85.2
Risk-free interest rate	3.9 - 4.2
Expected term (in years)	5.5 - 6.1
Expected dividend yield	0%

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$644	$677	$1,262	$1,290
General and administrative	963	965	1,914	1,920
Total equity-based compensation	$1,607	$1,642	$3,176	$3,210

We did not recognize any tax benefits for stock-based compensation during the three and six months ended June 30, 2025 and 2024.

13. Income Taxes

We are subject to taxes for earnings generated in multiple jurisdictions, both inside and outside of the United States and our tax expense is primarily affected by unrecognized tax benefits in Denmark due to the full valuation allowance. We recorded expense for income taxes of $0.1 million and $0.4 million during the three months ended June 30, 2025 and 2024, respectively. We recorded expense for income taxes of $0.3 million and $0.8 million during the six months ended June 30, 2025 and 2024, respectively. We continue to maintain a full valuation allowance against all of our deferred tax assets in IO Biotech ApS, IO Bio US, Inc., a wholly-owned subsidiary of IO Biotech ApS that was incorporated in Delaware in May 2021, and IO Biotech, Inc.

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

14. Net Loss Per Share

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(26,217)	$(20,686)	$(48,638)	$(40,143)
Net loss attributable to common shareholders	$(26,217)	$(20,686)	$(48,638)	$(40,143)
Net loss per common share, basic and diluted	$(0.40)	$(0.31)	$(0.74)	$(0.61)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	65,880,914	65,880,914	65,880,914	65,880,914

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options to purchase common stock	11,539,300	8,992,635	11,539,300	8,992,635
Warrants issued in Private Placement	37,065,647	37,065,647	37,065,647	37,065,647
Common stock warrants issued to the EIB	9,845,532	—	9,845,532	—

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

In addition, research and development and general and administrative expenses are significant segment expenses regularly provided to the CEO with the following categories (in thousands):

Research and Development

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Clinical trial-related activities	$6,390	$6,637	$14,081	$13,785
Personnel	6,531	5,123	12,714	9,917
Chemistry, manufacturing and control	2,484	2,994	4,776	5,161
Preclinical studies and activities	616	295	1,028	632
Other costs	631	799	428	664
Total research and development expenses	$16,652	$15,848	$33,027	$30,159

General and Administrative

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Personnel	$2,840	$2,899	$5,852	$5,693
Professional services	1,743	975	3,124	2,048
Other costs	1,935	1,811	3,751	3,830
Total general and administrative expenses	$6,518	$5,685	$12,727	$11,571

16. Subsequent Events

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “Act”). The Act extends expiring, and in some cases expired, provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”). For taxable years beginning after December 31, 2024, the Act includes measures potentially affecting the Company’s income tax provision including a permanent and immediate deduction for domestic research and development expenditures, 100 percent expensing for certain business property, the expansion of section 162(m) limits on deductions of certain executive compensation, and a floor for deductions for charitable contributions where deductions are now limited to contributions in excess of 1% of a corporation's taxable income. The Act allows taxpayers that capitalized domestic R&D expenditures after December 31, 2021, but before January 1 2025, to elect to deduct any remaining unamortized amounts in the first tax year beginning after December 31, 2024, or ratably over the two-tax year period starting with the first tax year that begins after December 31, 2024. The Company is still evaluating the impact of the Act on its income tax provision.

EIB Tranche B Funding

Pursuant to the Finance Contract, the Company (through the Borrower) satisfied the conditions to draw €12.5 million from the Tranche B loan facility. In connection therewith, on June 24, 2025, the Company issued to EIB the Tranche B Warrants to purchase up to 4,221,867.59 shares of the Company’s common stock. The Strike Price per share of common stock is $1.32. On July 4, 2025, the Company (through the Borrower) drew upon the Tranche B loan facility to obtain €12.5 million, before payment of certain fees and transaction related expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025 and Part II, Item 1A. "Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2025 filed with the SEC on May 14, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in our Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

Our lead therapeutic cancer vaccine candidate, IO102-IO103, which in the U.S. is known as Cylembio® (imsapepimut and etimupepimut, adjuvanted), is designed to target cancer cells and immune-suppressive cells in the TME that express indoleamine 2,3-dioxygenase (“IDO”) and programmed death ligand 1 (“PD-L1”). In an investigator-initiated, single-arm Phase 1/2 trial of 30 anti PD-1/PD-L1 naïve patients with metastatic melanoma, IO102-IO103 in combination with nivolumab, an anti-programmed cell death 1 (“PD-1”) checkpoint inhibitor, demonstrated proof of concept by increasing the overall response rate (“ORR”) and median progression free survival (“PFS”) compared to what has been reported with an anti-PD-1 antibody alone. The primary endpoint of the trial was feasibility and safety, secondary endpoints included efficacy and immunogenicity. The clinical efficacy endpoints in this trial included objective response (“OR”), PFS and overall survival (“OS”). The combination induced meaningful tumor regression and achieved rapid, deep and durable responses with a favorable tolerability profile without adding systemic toxicity to what is typically seen with an anti-PD-1 monotherapy in this patient population. As of the January 5, 2023 data cut as published in the May 2023 Journal for ImmunoTherapy of Cancer, we observed a confirmed ORR of 73% as per RECIST 1.1, a complete response rate (“CRR”) of 50% and 25.5 months of PFS. Based on the results from this study, IO102-IO103, in combination with pembrolizumab, was granted BTD by the FDA for treatment of unresectable/metastatic melanoma and we initiated a global Phase 3 trial. On August 11, 2025, the Company issued a press release announcing topline results from our Phase 3 trial of Cylembio plus KEYTRUDA® (pembrolizumab) for the treatment of first-line advanced melanoma. In the trial, Cylembio plus pembrolizumab demonstrated clinical improvement in PFS compared to pembrolizumab alone, but statistical significance was narrowly missed on the primary endpoint. The randomized, open-label study enrolled 407 patients across more than 100 sites worldwide. Patients received either Cylembio in combination with pembrolizumab (n=203) or pembrolizumab alone (n=204). The primary endpoint was PFS as assessed by a blinded independent review committee per RECIST v1.1. The early and sustained separation of PFS curves demonstrated an improvement with a hazard ratio of 0.77 [95% CI: 0.58-1.00; p=0.056; threshold for significance p≤0.045]. Based on an intent-to-treat analysis, patients in the study treated with Cylembio in combination with pembrolizumab achieved 19.4 months of median progression free survival compared to 11.0 months in patients treated with pembrolizumab alone. Although not yet mature, a trend toward an improvement in overall survival was also observed [HR 0.79 (95% CI: 0.57-1.10)]; the company expects OS to mature in the next six to nine months and projects results to be available in 2026.

T-win Platform

Our T-win platform is a novel approach to therapeutic cancer vaccines designed to activate pre-existing T cells to target immunosuppressive mechanisms. Our T-win product candidates are designed to employ a dual mechanism of action: (1) direct killing of immune-suppressive cells, including both tumor cells and genetically stable cells in the TME, that express IDO and/or PD-L1 (in the case of IO102-IO103), Arginase 1 (in the case of IO112) or transforming growth factor beta (“TGFβ”, in the case of IO170), and (2) modulation of the TME into a more pro-inflammatory, anti-tumor environment. Our T-win platform is built upon our team’s deep understanding of both the TME and a tumor’s ability to evade surveillance and destruction by the immune system. Our approach is in contrast to previous methods that have sought to either block singular immunosuppressive pathways or to direct the immune system against specific identified antigens expressed by tumor cells.

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

The randomized, open-label study enrolled 407 patients across more than 100 sites worldwide. Patients received either Cylembio® in combination with pembrolizumab (n=203) or pembrolizumab alone (n=204). The primary endpoint was PFS as assessed by a blinded independent review committee per RECIST v1.1. The early and sustained separation of PFS curves demonstrated an improvement with a hazard ratio of 0.77 [95% CI: 0.58-1.00; p=0.056; threshold for significance p≤0.045]. Based on an intent-to-treat analysis, patients in the study treated with Cylembio in combination with pembrolizumab achieved 19.4 months of median progression free survival compared to 11.0 months in patients treated with pembrolizumab alone. Although not yet mature, a trend toward an improvement in overall survival was also observed [HR 0.79 (95% CI: 0.57-1.10)]; the Company expects OS to mature over the next six to nine months and projects results to be available in 2026.

Improvement in PFS was achieved across virtually all subgroups, regardless of PD-L1 status, including those with poor prognostic factors, with a profound effect in PD-L1 negative patients treated with Cylembio plus pembrolizumab (n=67) compared to patients treated with pembrolizumab monotherapy (n=63), HR: 0.54 (CI 0.35-0.85) (nominal p=0.006), with mPFS of 16.6 months vs. 3.0 months respectively. Additionally, in a post hoc analysis of patients enrolled in this study without prior anti-PD-1 treatment (n=371), patients treated with Cylembio® plus pembrolizumab achieved improvement in PFS compared to patients treated with pembrolizumab monotherapy, HR: 0.74 (CI 0.56-0.98) (nominal p=0.037), with mPFS of 24.8 months vs. 11.0 months, respectively.

The combination was well tolerated, with no new safety signals observed. Injection site reactions, which were transient and resolved on treatment, were the most commonly reported adverse events in the combination arm, with 56% of patients receiving Cylembio plus pembrolizumab reporting an event. To ensure the safety of patients in the IOB-013/KN-D18 trial, safety reviews continue to be conducted by the independent data monitoring committee (“IDMC”). As of June 30, 2025, five IDMC safety reviews have been completed for an assessment of patient safety across both treatment arms in the trial. The recommendation after the IDMC reviews was that the trial continue without modifications.

IO Biotech plans to meet with the FDA this fall to discuss the totality of the data and determine next steps for submission of a Biologics License Application (“BLA”).

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

As presented at the European Society for Medical Oncology (“ESMO”) conference held in Barcelona in September 2024, results from the IOB-022/KN-D38 Phase 1/2 study of IO102-IO103 in combination with pembrolizumab in recurrent and/or metastatic SCCHN met its primary end point of ORR. Of the 21 patients enrolled in cohort B, 18 were efficacy evaluable and met the primary endpoint for this cohort with a confirmed ORR of 44.4%. Among the secondary endpoints, the data showed an encouraging 6.6-month median PFS, and a 66.7% disease control rate (“DCR”). The cohort B efficacy study results satisfied certain clinical conditions precedent in the Company's loan facility with the European Investment Bank (“EIB”) that provided the Company access to the Tranche B loan in principal amount of €12.5 million, which was drawn down on July 4, 2025. For more information on the EIB Loan Facility, please see Note 8, “Term Loan Facility” within this Quarterly Report on Form 10-Q.

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

In the neoadjuvant period, treatment is every three weeks (Q3W) for three cycles (melanoma) or two to three cycles (SCCHN). Patients entering the study will be scheduled for surgery and begin neoadjuvant treatment 4-9 weeks prior to surgery. Surgery will then be followed by adjuvant treatment with the same regimen for 15 cycles. Cohort C patients with poor pathological response to pembrolizumab alone in the neo-adjuvant phase (>10% residual viable tumor) may cross over to combination treatment post-surgery. The primary endpoint is major pathological response at surgery (≤10% residual viable tumor; central assessment). Safety, event-free survival (“EFS”) and disease-free survival (“DFS”) are secondary endpoints. For translational research purposes, paired pre- and post-treatment tumor tissue and blood samples will be collected. As of January 2025, the study has completed enrollment for all cohorts ahead of schedule. We expect data to be available in the second half of 2025 and presented at a medical meeting in 2026.

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

As presented at SITC in November 2024, preclinical data for IO Biotech’s second T-win® vaccine candidate, IND-ready IO112 targeting Arginase 1, demonstrates anti-tumor activity with dynamic changes in the TME driven by the vaccine-targeted modulation of immunosuppressive tumor-associated macrophages (“TAMs”). The Company anticipates filing an IND for IO112 in 2026.

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

We believe that targeting TGFβ expressing cells in the TME via a vaccine approach presents a novel and attractive way to modulate the pathway and drive therapeutic benefit in the cancer setting. We are developing and characterizing TGFβ-selective peptide vaccines capable of inducing strong immune responses. Preclinical data thus far demonstrate that treatment with TGFβ vaccines leads to both activation of T cells and reduction of tumor growth, associated with proinflammatory signatures in the TME. We are currently conducting further experimental work to elucidate the cellular and molecular mechanisms of a TGFβ vaccine to support further development of a TGFβ vaccine (IO170) to modulate the TME for therapeutic benefit in a wide range of cancer indications. We plan to continue IND-enabling studies for IO170 in 2025 and 2026.

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

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Our operations to date have been financed primarily by aggregate net proceeds of $386.4 million from the issuance of convertible preference shares, convertible notes, ordinary shares, our IPO, our Private Placement and the EIB Loan Facility. On May 6, 2025, we drew down on the Tranche A loan facility to obtain €10.0 million and on July 4, 2025, we drew down on the Tranche B loan facility to obtain €12.5 million, each amount before payment of certain fees and transaction related expense. Since inception, we have had significant operating losses. Our net loss was $48.6 million for the six months ended June 30, 2025, and $95.5 million and $86.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. As of June 30, 2025, we had an accumulated deficit of $408.0 million and $28.1 million in cash and cash equivalents.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $28.1 million as of June 30, 2025, plus €12.5 million in additional funds drawn on July 4, 2025 from the second tranche of the term loan facility with the European Investment Bank (before payment of certain fees and transaction related expenses), will be sufficient to continue funding our development activities into the first quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement and the EIB Loan Facility, cannot be assured and which we may not be able to pursue successfully again in the future.

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

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. We have not tracked our research and development expenses on a program-by-program basis, as our lead product candidate, Cylembio®, is used in each of our three ongoing clinical trials across all target oncology indications that we are researching. Substantially all of our direct research and development expenses in the years ended December 31, 2024 and 2023 and in the six months ended June 30, 2025 were on Cylembio and consisted primarily of external costs, such as consultants, third-party contract organizations that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials.

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
•
the length of time needed for certain data in our Phase 3 clinical trial for Cylembio (such as OS data) to reach maturity;
•
successful completion of our Phase 2 basket trials, and successful enrollment and completion of any clinical trials for future product candidates;
•
data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
•
acceptance for filing and approval by the FDA, regulatory authorities in Europe, or other regulatory agencies of applications for marketing authorization, clinical trial applications and/or other regulatory filings for Cylembio, our other current product candidates and any future product candidates;
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

Research and development activities account for a significant portion of our operating expenses. We expect to incur significant development expenses for the foreseeable future as we continue to implement our business strategy, which is primarily focused on advancing Cylembio® through clinical development, regulatory review and potential approval. In addition, product candidates in later stages of clinical development generally incur higher development and regulatory costs than those in earlier stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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
•
Interest income: For the three and six months ended June 30, 2025 and 2024, we recognized interest income on account balances invested in money market funds and on account balances with banks.
•
Interest expense: For the six months ended June 30, 2025, we recognized interest expense on outstanding debt to the European Investment Bank.
•
Change in fair value of warrants: We issued warrants to the European Investment Bank in accordance with the warrant issuance agreement that are classified as liabilities on our consolidated balance sheet. The changes in fair value of the warrants at each balance sheet date until the warrants are exercised are recognized in the consolidated statement of income.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following sets forth our results of operations:

	For the Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$16,652	$15,848	$804	5.1%
General and administrative	6,518	5,685	833	14.7%
Total operating expenses	23,170	21,533	1,637	7.6%
Loss from operations	(23,170)	(21,533)	(1,637)	7.6%
Other (expense) income	(2,929)	1,221	(4,150)	(339.9)%
Loss before income tax expense	(26,099)	(20,312)	(5,787)	28.5%
Income tax expense	118	374	(256)	(68.4)%
Net loss	$(26,217)	$(20,686)	$(5,531)	26.7%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Clinical trial-related activities	$6,390	$6,637	$(247)	(3.7)%
Personnel	6,531	5,123	1,408	27.5%
Chemistry, manufacturing and control	2,484	2,994	(510)	(17.0)%
Preclinical studies and activities	616	295	321	108.8%
Other costs	631	799	(168)	(21.0)%
Total research and development expenses	$16,652	$15,848	$804	5.1%

Research and development expenses were $16.7 million for the three months ended June 30, 2025, compared to $15.8 million for the three months ended June 30, 2024. The increase of $0.8 million was primarily related to an increase of $1.4 million in personnel expense due to an increase in headcount and contractor expenses related to the continued execution of our Phase 3 clinical trial that were offset by a decrease of $0.5 million in costs for chemistry, manufacturing and control activities related to manufacturing activities of Cylembio®, our therapeutic cancer vaccine candidate.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Personnel	$2,840	$2,899	$(59)	(2.0)%
Professional services	1,743	975	768	78.8%
Other costs	1,935	1,811	124	6.8%
Total general and administrative expenses	$6,518	$5,685	$833	14.7%

General and administrative expenses were $6.5 million for the three months ended June 30, 2025, compared to $5.7 million for the three months ended June 30, 2024. The increase of $0.8 million was related to an increase in professional services of $0.8 million primarily related to an increase in legal expenses.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	For the Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Currency exchange gain (loss), net	$(374)	$(90)	$(284)	315.6%
Interest income	285	1,311	(1,026)	(78.3)%
Interest expense	(253)	—	(253)	(100.0)%
Change in fair value of warrants	(2,587)	—	(2,587)	(100.0)%
Other (expense) income, net	$(2,929)	$1,221	$(4,150)	(339.9)%

Other income (expense), net was ($2.9) million for the three months ended June 30, 2025, compared to $1.2 million for the three months ended June 30, 2024. The decrease of $4.2 million was primarily due to a decrease of $2.6 million related to the change in fair value of the warrants issued to the EIB, a decrease of $1.0 million in interest income recognized on our money market fund and a decrease of $0.3 million in interest expense due to our EIB debt.

Comparison of the six months ended June 30, 2025 and 2024

The following sets forth our results of operations:

	For the Six Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$33,027	$30,159	$2,868	9.5%
General and administrative	12,727	11,571	1,156	10.0%
Total operating expenses	45,754	41,730	4,024	9.6%
Loss from operations	(45,754)	(41,730)	(4,024)	9.6%
Other (expense) income	(2,620)	2,376	(4,996)	(210.3)%
Loss before income tax expense	(48,374)	(39,354)	(9,020)	22.9%
Income tax expense	264	789	(525)	(66.5)%
Net loss	$(48,638)	$(40,143)	$(8,495)	21.2%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Six Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Clinical trial-related activities	$14,081	$13,785	$296	2.1%
Personnel	12,714	9,917	2,797	28.2%
Chemistry, manufacturing and control	4,776	5,161	(385)	(7.5)%
Preclinical studies and activities	1,028	632	396	62.7%
Other costs	428	664	(236)	(35.5)%
Total research and development expenses	$33,027	$30,159	$2,868	9.5%

Research and development expenses were $33.0 million for the six months ended June 30, 2025, compared to $30.2 million for the six months ended June 30, 2024. The increase of $2.9 million was primarily related to an increase in personnel expense due to an increase in headcount and contractor related costs of $2.8 million.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Six Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Personnel	$5,852	$5,693	$159	2.8%
Professional services	3,124	2,048	1,076	52.5%
Other costs	3,751	3,830	(79)	(2.1)%
Total general and administrative expenses	$12,727	$11,571	$1,156	10.0%

General and administrative expenses were $12.7 million for the six months ended June 30, 2025, compared to $11.6 million for the six months ended June 30, 2024. The increase of $1.2 million was primarily related to an increase in professional services of $1.1 million primarily related to an increase in legal expenses.

Other (Expense) Income, Net

Other income (expense), net was comprised of:

	For the Six Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Currency exchange loss, net	$(479)	$(552)	$73	(13.2)%
Interest income	699	2,928	(2,229)	(76.1)%
Interest expense	(253)	—	(253)	(100.0)%
Change in fair value of warrants	(2,587)	—	(2,587)	(100.0)%
Other (expense) income, net	$(2,620)	$2,376	$(4,996)	(210.3)%

Other (expense) income, net was ($2.6) million for the six months ended June 30, 2025, compared to $2.4 million for the six months ended June 30, 2024. The decrease of $5.0 million was primarily due a decrease of $2.6 million related to the change in fair value of the warrants issued to the EIB and a decrease in interest income of $2.2 million recognized on our money market fund.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds of $386.4 million from the issuance of convertible preference shares, convertible notes, ordinary shares, our IPO, our Private Placement, and the EIB Loan Facility. On May 6, 2025, we drew down on the EIB Tranche A loan facility to obtain €10.0 million and on July 4, 2025, we drew down on the EIB Tranche B loan facility to obtain €12.5 million, each amount before payment of certain fees and transaction related expense.

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

On August 7, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell and issue (i) 37,065,647 shares of the Company’s Common Stock, and (ii) 37,065,647 Warrants in the Private Placement. Each Purchaser’s Warrant is exercisable for a number of shares of Common Stock equal to one hundred percent of the aggregate number of shares of Common Stock purchased by such Purchaser. The purchase price for each share of Common Stock and Warrant was $2.025. The Warrants are exercisable at an exercise price of $2.47 per share, subject to adjustment as set forth therein. The Warrants are exercisable until the earlier of (i) February 9, 2027, and (ii) one day prior to the closing of an acquisition, as defined in the Warrants. The Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the Warrants. The Private Placement closed on August 9, 2023. The Company received $75.1 million in gross proceeds from the Private Placement, before deducting offering expenses of $3.2 million. The Company intends to use the net proceeds of $71.9 million from the Private Placement for general corporate purposes.

In addition, on February 15, 2023, we filed a new prospectus supplement with the SEC with respect to the offer and sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $19.5 million, establishing an at-the-market equity program. On February 15, 2023, we also entered into a Sales Agreement by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75.0 million through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have not currently issued any shares pursuant to our at-the-market equity program as of June 30, 2025.

We currently expect that our cash and cash equivalents of $28.1 million as of June 30, 2025, plus €12.5 million in additional funds drawn on July 4, 2025 from the second tranche of the term loan facility with the European Investment Bank (before payment of certain fees and transaction related expenses), will be sufficient to continue funding our development activities into the first quarter of 2026. However, additional funding will be necessary to fund our future clinical and preclinical activities. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(42,893)	$(41,914)
Net cash used in investing activities	(54)	(23)
Net cash provided by financing activities	11,487	—
Net decrease in cash and cash equivalents	$(31,460)	$(41,937)

Net Cash Used in Operating Activities

Cash used in operating activities of $42.9 million for the six months ended June 30, 2025 was primarily attributable to our net loss of $48.6 million and a net decrease of $1.2 million in our working capital accounts, partially offset by an increase in non-cash items of $7.0 million primarily due to equity-based compensation and the change in fair value of warrants issued to the EIB.

Cash used in operating activities of $41.9 million for the six months ended June 30, 2024 was primarily attributable to our net loss of $40.1 million and a net decrease of $6.0 million in our working capital accounts, partially offset by an increase in non-cash items of $4.2 million primarily due to equity-based compensation.

Net Cash Used in Investing Activities

Cash used in investing activities of $0.1 million and $0.02 million for the six months ended June 30, 2025 and 2024, respectively, was related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $11.5 million for the six months ended June 30, 2025 was related to the net proceeds obtained from the EIB Tranche A loan facility funding. We had no cash provided by financing activities for the six months ended June 30, 2024.

Funding Requirements

Any product candidates we may develop may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses; costs related to third-party clinical research, manufacturing and development services; lease costs relating to our headquarters and our other offices, laboratories and manufacturing facility; license payments or milestone obligations that may arise; laboratory expenses and costs for related supplies; clinical costs; manufacturing costs; legal and other regulatory expenses; and general overhead costs.

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $28.1 million as of June 30, 2025, plus €12.5 million in additional funds drawn on July 4, 2025 from the second tranche of the term loan facility with the European Investment Bank (before payment of certain fees and transaction related expenses), will be sufficient to continue funding our development activities into the first quarter of 2026. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement, and the EIB Loan Facility, cannot be assured and which we may not be able to pursue successfully again in the future. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development and potential regulatory approval and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, potentially including collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs.

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
•
our ability or inability to obtain approval of Cylembio from applicable regulatory authorities or our failure to obtain regulatory approval to expand Cylembio’s indications;
•
our ability or inability to successfully commercialize Cylembio, or our other product candidates, if approved by applicable regulatory authorities, or to maintain applicable regulatory approvals for Cylembio or our other product candidates, if approved;
•
the number of, and development requirements for, other product candidates that we pursue;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredients (“API”), and manufacture of our product candidates and the terms of such arrangements;
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

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations in conducting research and development activities. We evaluate the probability associated with each source and use of cash resources in making our going concern determination. The research and development of pharmaceutical products is inherently subject to uncertainty. We currently expect that our cash and cash equivalents of $28.1 million as of June 30, 2025 along with the second tranche of the EIB Loan will not be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued.

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

Equity-based Compensation

We issued stock-based compensation awards through the granting of warrants and stock options, which generally vest over a four-year period. We issued 2,709,284 stock options with a weighted average exercise price of $1.13 under our 2021 Equity Plan during the six months ended June 30, 2025. We did not issue stock options from the 2023 Inducement Award Plan during the six months ended June 30, 2025. We also issued 3,087,382 and 310,000 stock options with a weighted average exercise price of $1.60 and $1.58 to certain employees, board members and advisors from the 2021 Equity Incentive Plan and 2023 Inducement Award Plan, respectively, during the year ended December 31, 2024.

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

We elected to claim a research and development tax credit on the federal income tax return filed for the year ended December 31, 2023 and plan to continue to make this election on the federal income tax return filed for the year ended December 31, 2024 and 2025 based on law currently enacted. We will continue to monitor impacts of proposed or enacted law changes on the cost to benefit of making this election. The Company included $0.4 million and $0.7 million in research and development tax credits in the U.S. provision for income taxes for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.

Warrants Issued in Connection with a Sale of Common Stock or Issuance of Debt

The Company accounts for warrants issued as a separable unit in connection with sale of common stock or debt as either liability or equity in accordance with Accounting Standards Codification 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered liabilities if they are mandatorily redeemable and they require settlement in cash or other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as liability or equity. If warrants do not require liability classification under ASC 815-40 or other applicable generally accepted accounting principles in the United States of America (“U.S. GAAP”) the warrants should be classified as equity. The debt is measured at amortized cost and the amount of interest recognized in the consolidated statements of operations is calculated by applying the loan’s effective interest rate to its carrying amount.

The proceeds received from the sale of equity classified warrants and shares of common stock in a bundled transaction are allocated based on the relative fair values of warrants and shares with no changes in fair value of warrants recognized after the issuance date. For liability classified warrants, the stand-alone fair value of the warrants are classified as debt issuance costs that directly reduce the outstanding debt on the consolidated balance sheet upon funding. Warrants issued prior to the date of funding are accounted for as a deferred financing asset within “Prepaid expenses and other current assets” on the consolidated balance sheet and will be reclassified to debt issuance costs on the date of funding. The change in fair value of warrants each balance sheet date are recognized in the consolidated statements of operations and comprehensive loss after the issuance date.

Recently Adopted Significant Accounting Policies

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the six months ended June 30, 2025 and 2024 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2024, our disclosure controls and procedures were not effective as of June 30, 2025. In connection with our preparation and the audit of our financial statements as of and for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting related to the accounting for CRO related accruals and prepayments. Specifically, our controls were not effectively designed or operating to ensure that the accounting framework and processes used to support CRO-related accounting entries appropriately reflected the status and progress of ongoing clinical trials.

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

• None of our product candidates, including IO102-IO103, our lead investigational therapeutic cancer vaccine candidate, which in the U.S. is now known as Cylembio® (imsapepimut and etimupepimut, adjuvanted), have received marketing approval. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

•
We may never receive regulatory approval for commercial sale of Cylembio, and even if we do, we may face a longer than expected pathway to commercialize Cylembio in the U.S., which could materially adversely affect our business condition, prospects, competitive position and financial results.

• Our preclinical studies and clinical trials, including our Phase 3 clinical trial for Cylembio, may fail to sufficiently demonstrate the safety and efficacy of our product candidates, or may identify serious adverse or unacceptable side effects, which could prevent, delay or limit the scope of regulatory approval of our product candidates, limit their commercialization, increase our costs and/or necessitate the abandonment or limitation of the development of some of our product candidates.

• Our success and commercial opportunity largely depends on the success of our limited number of product candidates. If any of these candidates fail in clinical trials or are not approved for commercialization, our ability to generate revenue and achieve profitability could be impacted if we fail to develop additional product candidates.

• We rely on third-party suppliers and contract manufacturing organizations (collectively, “CMOs”) to manufacture our product candidates, which can be complex and are critical to our business. Our CMOs may encounter difficulties in production, particularly with respect to process development or scale-up of our product candidates. If our CMOs encounter difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research, preclinical studies and clinical trials for our product candidates, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. IO102-IO103, which in the U.S. is known as Cylembio® (imsapepimut and etimupepimut, adjuvanted), is in clinical development and IO112 and IO170 are in preclinical development, and none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. Our net loss was $48.6 million for the six months ended June 30, 2025, and $95.5 million and $86.1 million for the years ended December 31, 2024 and December 2023, respectively. We expect that it will be at least some time, if ever, before we have a product candidate ready for regulatory approval and commercialization. If Cylembio is not approved by the FDA or is not commercialized by 2026, we expect to incur increasing levels of operating losses. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

We currently expect that our cash and cash equivalents of $28.1 million as of June 30, 2025, plus €12.5 million in additional funds drawn on July 4, 2025 from the second tranche of the term loan facility with the European Investment Bank (before payment of certain fees and transaction related expenses), will be sufficient to continue funding our development activities into the first quarter of 2026.

The Company has plans to obtain sufficient additional fundraising to fulfill its operating and capital requirements for the next 12 months. The Company’s plans include continuing to fund its operating losses and capital funding needs through public or private equity or debt financings, including the draw down of the available committed tranches of the EIB loan facility defined below in Note 8, “Term Loan Facility”, strategic collaborations, licensing arrangements, or other arrangements. The Company has drawn down on the Tranche A and Tranche B loan facility in principal amount of €10.0 million and €12.5 million, respectively, on May 6, 2025 and July 4, 2025, each before payment of certain fees and transaction related expense. The business conditions of the Tranche C loan facility have not been satisfied to draw up to €15.0 million as of the date of these interim financial statements. Further, the Company believes that its operations are scalable and, if there is a need, certain cost reduction measures may be taken to preserve cash.

Although management believes such plans, if executed, should provide the Company sufficient financing to meet its needs, successful completion of such plans is dependent on factors outside of the Company’s control. Our future capital requirements will depend on many factors, including:

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
•
the costs of manufacturing our product candidates and the costs of clinical trials in preparation for marketing approval of our product candidates;
•
the costs of preparing for, implementing and executing potential commercial launches of our product candidates;
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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

None of our product candidates, including IO102-IO103, our lead investigational therapeutic cancer vaccine candidate, which in the U.S. is now known as Cylembio® (imsapepimut and etimupepimut, adjuvanted), have received marketing approval. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

The clinical trials of Cylembio, or any other future clinical trials of our product candidates, may not be successful or generate clinical data that are sufficient to support submission, filing or approval of marketing authorizations from the FDA, European Commission (based on recommendation from the EMA), or other regulatory authorities. We have limited experience submitting INDs to the FDA. The FDA may not permit any of our future INDs, including any IND submitted for IO112, to go into effect in a timely manner or at all. Without an IND for a product candidate, we will not be permitted to conduct clinical trials in the United States for such product candidate. In addition, the Company has no experience submitting BLAs or other applications for marketing approval and FDA or other regulatory authorities may not approve our applications or may approve our application(s) in a limited manner.

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

We may never receive regulatory approval for commercial sale of Cylembio®, and even if we do, we may face a longer than expected timeline to commercialize Cylembio in the United States, which could materially adversely affect our business condition, prospects, competitive position and financial results.

Our success largely depends on our lead dual peptide Cylembio, and there is no assurance that we will obtain the requisite regulatory approvals for the commercial sale of Cylembio in the United States or elsewhere. On August 11, 2025, we announced topline results from our Phase 3 trial of Cylembio in combination with pembrolizumab as a first-line treatment for patients with unresectable or metastatic (advanced) melanoma. In the study, Cylembio plus pembrolizumab demonstrated clinical improvement in PFS compared to pembrolizumab alone, but statistical significance was narrowly missed on the primary endpoint. We plan to engage with the FDA regarding the potential regulatory pathway for Cylembio. However, additional data—potentially from another Phase 3 or other clinical trial—may be required to support approval. This could extend our expected timeline to regulatory approval in the United States or other jurisdictions. We may also choose not to submit applications for regulatory approval, and any application we do submit may not be approved. If we conduct additional trials, their outcome is uncertain. These and other potential developments, including the results of any future trials, could materially and adversely affect the likelihood, timing, and cost of obtaining approval for Cylembio and, as a result, could have a substantial negative impact on our business, financial condition, results of operations, and competitive position.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate that we advance in clinical trials may not achieve favorable results in later-stage clinical trials, if any, or receive marketing approval.

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

Our second product candidate, IO112, targets an immune resistance pathway known as Arginase 1 which is highly expressed in solid cancer indications. If this product candidate does not show any functionality in the solid tumor microenvironment, our development plans, financial position, results of operations and prospects may be materially adversely affected.

We plan to develop product candidates for use in solid tumors, including IO112, but our product candidates may not show any functionality in the solid tumor microenvironment. The cellular environment in which solid tumor cells thrive is generally hostile to T cells due to factors such as the presence of immune-suppressive cells, humoral factors and limited access to nutrients. Our product candidates may not be able to access the solid tumor, and even if they do, they may not be able to exert anti-tumor effects in a hostile tumor microenvironment. In addition, the safety profile of our product candidates may differ in a solid tumor setting. As a result, our product candidates may not demonstrate efficacy in solid tumors. If we are unable to make our product candidates function in solid tumors, our development plans, financial position, results of operations and prospects may be materially adversely affected.

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

Interim, preliminary and “top-line” results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, preliminary and top-line results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, preliminary and top-line data that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated, and should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

Our preclinical studies and clinical trials, including our Phase 3 clinical trial for Cylembio, may fail to sufficiently demonstrate the safety and efficacy of our product candidates, or may identify serious adverse or unacceptable side effects, which could prevent, delay or limit the scope of regulatory approval of our product candidates, limit their commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates.

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

The data from our clinical trials, including our Phase 3 clinical trial for Cylembio, may fail to satisfy the FDA, European Commission (based on recommendation from the EMA), or comparable foreign regulatory authorities, that our product candidates, including Cylembio, are safe and effective for their intended uses.

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

As an organization, we may be unable to complete clinical trials that satisfy requirements for approval for any product candidates we may develop.

We will need to successfully complete clinical trials meeting requirements for approval of the FDA, European Commission (based on recommendations from the EMA), or comparable foreign regulatory authorities, known as pivotal trials, to market any of our product candidates. Conducting and successfully completing pivotal clinical trials is a complicated process. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of Cylembio®, IO112, IO170 or future product candidates. In order to do so, we may need to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. We also may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

Some data for product candidates comes from clinical trials conducted outside the United States, EU and the UK, and the FDA, European Commission (based on recommendation from the EMA), or comparable foreign regulatory authorities may not accept data from such trials.

We believe that the patient population in the Phase 1/2 trial with IO102-IO103 in combination with an anti-PD-1 monoclonal antibody in 30 metastatic melanoma patients is representative of the population for which we intend to label Cylembio® in the United States. However, the trial was conducted in Europe, our ongoing IOB-013/KN-D18, IOB-022/KN-D38 and IOB-032/PN-E40 trials include sites outside of the United States, and we may conduct additional trials in the future outside of the United States, Europe and the United Kingdom. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA may be subject to certain conditions, and such data may not be accepted at all. Similarly, the European Commission (based on recommendation from the EMA), and other equivalent foreign regulatory authorities may not accept data from trials conducted outside their jurisdiction. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice; (2) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (“GCP”) regulations; and (3) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the product candidate in the United States. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements for clinical trials. In addition, such trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. If the FDA, European Commission (based on recommendation from the EMA), or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

The FDA may require a Risk Evaluation and Mitigation Strategy (“REMS”) in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Our T-win® platform targets both immune suppressive host and tumor cells in the TME initiating a dynamic process of activating the host immune system, which response can be further exploited by concurrent or subsequent therapies as checkpoint inhibitors such as the dominant PD-1 monoclonal antibodies, pembrolizumab and nivolumab. Accordingly, it is expected that our product candidates, if approved, would be used in combination with third-party drugs or biologics. For example, IO102-IO103 in combination with an anti-PD-1 monoclonal antibody was investigated in a Phase 1/2 trial in 30 metastatic melanoma patients at Herlev University Hospital of Copenhagen, and we are conducting a Phase 3 clinical trial, the IOB-013/KN-D18 trial, combining Cylembio® with pembrolizumab in first line advanced melanoma patients. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with pembrolizumab, nivolumab, or any other checkpoint inhibitor immunotherapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

We expect to continue to focus on the development and potential regulatory approval of our lead dual antigen Cylembio®. We also expect to continue to develop our other product candidates, IO112 and IO170. A key part of our strategy, however, is to continue to pursue clinical development of additional product candidates utilizing our T-win® platform. Developing, obtaining marketing approval for, and commercializing any future product candidates will require substantial additional funding and will be subject to the risks of failure inherent in drug product development. We cannot assure you that we will be able to successfully advance any future product candidates through the development process.

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

Because we have not manufactured Cylembio® or any of our other product candidates at a commercial scale, situations may occur with difficulties in production, particularly in scheduling capacity or quality deviations associated with product release. Problems may also occur with delays or break-downs in logistics and shipping, difficulties with production costs and yields, quality control, and product testing, operator error, lack of availability of qualified personnel, as well as failure to comply with strictly enforced federal, state and foreign regulations.

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
•
relative convenience, ease of product preparation and ease of administration, including as compared to alternative treatments and competitive therapies; and
•
the effectiveness of our sales and marketing efforts, market access and distribution support.

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

We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional policy and legislative changes. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for any approved product.

For example, on May 12, 2025, President Trump issued an Executive Order directing federal agencies including the Department of Health and Human Services (“HHS”) to pursue a “most-favored-nation” (“MFN”) pricing policy for certain prescription drugs, which would tie prices paid by Medicare to the lowest price available in certain other developed countries. The scope, timing, and implementation details of the MFN policy remain uncertain and may be subject to legal challenges, regulatory rulemaking, and changes in administrative priorities. If implemented, this policy could have a material impact on the pricing and reimbursement of our products in the United States, particularly those covered under Medicare Part B or Part D. Potential effects include reduced pricing flexibility, downward pressure on reimbursement rates, and changes to market access dynamics. The MFN policy could also influence pricing negotiations with commercial payors and international markets. Because the outcome, timing, and specifics of this policy are uncertain, we cannot predict its ultimate effect on our business, financial condition, results of operations, or prospects, but the impact could be material and adverse.

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

Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in any markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

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

As we continue to develop and scale our manufacturing process, we expect that we will need to obtain rights to and supplies of certain materials and equipment to be used as part of that process. We may not be able to obtain rights to such materials on commercially reasonable terms, or at all. If we are unable to alter our process in a commercially viable manner to avoid the use of such materials or find a suitable substitute, it would have a material adverse effect on our business. Even if we are able to alter our process so as to use other materials or equipment, such a change may lead to a delay in our clinical development and/or commercialization plans. If such a change occurs for a product candidate that is already in clinical testing, the change may require us to perform both ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. These factors could cause the delay of studies or trials, regulatory submissions, required approvals or commercialization of product candidates that we develop, cause us to incur higher costs and prevent us from commercializing our product candidates successfully.

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

As of June 30, 2025 we had 78 full-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, manufacturing and, if any of our product candidates receives marketing approval, compliance, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

We would expect to experience significant growth in the number of our employees and the scope of our operations, particularly in activities related to commercialization, including marketing, sales, market access, pricing and data analytics, regulatory, medical affairs, manufacturing and general and administrative functions, if any of our product candidates receives marketing approval and are commercialized by us. To manage any such future growth, we would need to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Any future growth would impose significant added responsibilities on members of management, including, but not limited to:

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

We have material gross deferred tax assets relating to IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively. Our anticipated activities are also expected to result in future significant net operating losses in Denmark resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The Company has provided a full valuation allowance on our net deferred tax assets in IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively, as of June 30, 2025. Based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Denmark and the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act (the “ACA”) was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, and established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. Additionally, there continue to be other legislative and administrative efforts to reform the healthcare system, including those addressing drug pricing. For example, the Inflation Reduction Act (the “IRA”), which was passed in 2022, imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; and, beginning in 2026, the IRA establishes a “maximum fair price” for a fixed number of high expenditures pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. Similar efforts to control pharmaceutical and biological product pricing are also taking place at the state level. See Part I, Item 1, “Government Regulation – Healthcare Reform” of our Annual Report on our Form 10-K for the year ended December 31, 2024, for additional details.

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

Any actual or perceived failure by us to comply with applicable privacy and data security laws and regulations could result in regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. We may also rely on trade secret protection as temporary protection for concepts that may be included in a future patent filing. However, trade secret protection will not protect us from innovations that a competitor develops independently of our proprietary know how. If a competitor independently develops a technology that we protect as a trade secret and files a patent application on that technology, then we may not be able to patent that technology in the future, we may require a license from the competitor to use our own know-how, and if the license is not available on commercially-viable terms, then we may not be able to launch our product. We require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, but we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, and this scenario could materially adversely affect our business, financial condition and results of operations.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of June 30, 2025 we had 65,880,914 shares of common stock outstanding. Substantially all of our outstanding shares of common stock are currently able to be sold freely in the public market, subject to certain restrictions that may apply to shares of our common stock held by our affiliates, by certain participants in our August 2023 private placement, and underlying certain warrants issuable in connection with the EIB Loan Facility. The market price of our common stock could decline as a result of the exercise of any such warrants, the sale of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

We may not be able to maintain the listing of our common stock on Nasdaq, which could adversely affect our liquidity and the trading volume and market price of our common stock.

Our common stock is listed on The Nasdaq Global Select Market, which imposes continued listing requirements with respect to listed securities, including a minimum bid price requirement. We may not be able to maintain compliance with the minimum bid price requirement or other applicable Nasdaq listing rules. For example, on December 26, 2024, we received notice from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive trading days, we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). While we were subsequently notified by the Listing Qualifications Staff of Nasdaq on June 3, 2025 that we had regained compliance, there is no guarantee that we will be able to resolve any Nasdaq listing deficiencies which may occur in the future. If Nasdaq delists our common stock, it is unlikely that we will be able to list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant adverse consequences, including limited availability of market quotations and analyst coverage for our common stock and reduced liquidity for trading of our securities, all of which would likely reduce the market price of our common stock. In addition, our common stock could be considered a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in reduced trading activity in the secondary trading market for our common stock. Delisting could result in additional adverse consequences including reduced ability to issue additional securities or obtain additional financing on terms acceptable to us, or at all, as well as the potential loss of confidence of our customers, suppliers and employees, any of which could harm our business and future prospects. Even the perception that we are at heightened risk of delisting could also result in certain of the above consequences. This perception could negatively impact the market price and trading volume of our common stock, and harm our stockholders and our business.

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

Moreover, on December 19, 2024, in connection with the Finance Contract, we agreed to sell and issue to the European Investment Bank certain warrants to purchase shares of the Company’s common stock in connection with the disbursement of each of the Tranche A loan (such warrants, the “Tranche A Warrants”), Tranche B loan (such warrants, the “Tranche B Warrants”) and Tranche C loan (such warrants, the “Tranche C Warrants” and, together with the Tranche A Warrants and the Tranche B Warrants, the “EIB Warrants”). The number of shares for which the EIB Warrants will be exercisable will be determined at the time of issuance of each EIB Warrant in accordance with the formulas set forth in the Warrant Issuance Agreement (as defined below), which formulas generally provide that the number of shares will decrease as the price of the common stock increases. We have issued 5,623,664 Tranche A Warrants to purchase up to 5,623,664 shares of our common stock at a purchase price per share of $0.89. We have issued 4,221,868 Tranche B Warrants to purchase up to 4,221,868 shares of our common stock at a purchase price per share of $1.32.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending December 31, 2022, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that and each subsequent year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we were not required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements. For example, our management has identified a material weakness in our internal control over financial reporting as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025, relating to the design and operation of our controls to ensure that the accounting models used to support CRO-related accounting entries appropriately reflected the status and progress of ongoing clinical trials at the balance sheet date and additionally, in connection with the audit of our financial statements for the years ended December 31, 2021 and 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. This material weakness was not previously remediated, and in connection with the preparation of our consolidated financial statements for the year ended December 31, 2021, the Company identified an error, which resulted in a restatement as disclosed in our Current Report on Form 8-K filed on December 17, 2021.

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

IO Biotech, Inc.

Date: August 14, 2025	By:	/s/ Mai-Britt Zocca
Mai-Britt Zocca, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Amy Sullivan
Amy Sullivan
Chief Financial Officer
(Principal Financial Officer)