Form 10-Q
period 2025-09-30
IO Biotech, Inc.
filed 2025-11-14
CIK 1865494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had 71,948,842 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “would,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2025 and June 30, 2025. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A - “Risk Factors” in this Quarterly Report on Form 10-Q, and those described elsewhere in this Quarterly Report on Form 10-Q and in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2025 and June 30, 2025. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited)

IO BIOTECH, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$30,664	$60,031
Prepaid expenses and other current assets	6,167	4,920
Total current assets	36,831	64,951
Restricted cash	268	268
Property and equipment, net	544	638
Right of use lease asset	1,302	1,725
Other non-current assets	1,011	117
Total non-current assets	3,125	2,748
Total assets	$39,956	$67,699
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,587	$4,661
Lease liability - current	788	717
Accrued expenses and other current liabilities	11,936	14,108
Total current liabilities	18,311	19,486
Lease liability - non-current	667	1,198
Term loan debt, net	16,664	—
Common stock warrants	3,403	—
Total non-current liabilities	20,734	1,198
Total liabilities	39,045	20,684
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, par value of $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, par value of $0.001 per share; 300,000,000 shares authorized at September 30, 2025 and December 31, 2024; 69,692,179 shares issued and outstanding as of September 30, 2025 and 65,880,914 shares issued and outstanding as of December 31, 2024.	70	66
Additional paid-in capital	424,335	413,113
Accumulated deficit	(416,329)	(359,313)
Accumulated other comprehensive loss	(7,165)	(6,851)
Total stockholders’ equity	911	47,015
Total liabilities and stockholders’ equity	$39,956	$67,699

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$13,742	$20,178	$46,769	$50,337
General and administrative	5,613	6,326	18,340	17,897
Total operating expenses	19,355	26,504	65,109	68,234
Loss from operations	(19,355)	(26,504)	(65,109)	(68,234)
Other (expense) income
Currency exchange gain (loss), net	98	1,630	(381)	1,078
Interest income	255	1,068	954	3,996
Interest expense	(886)	—	(1,139)	—
Change in fair value of warrants (Note 3)	9,846	—	7,259	—
Total other income (expense), net	9,313	2,698	6,693	5,074
Loss before income tax expense (credit)	(10,042)	(23,806)	(58,416)	(63,160)
Income tax (credit) expense	(1,664)	209	(1,400)	998
Net loss	(8,378)	(24,015)	(57,016)	(64,158)
Net loss attributable to common shareholders	(8,378)	(24,015)	(57,016)	(64,158)
Net loss per common share, basic and diluted	$(0.13)	$(0.36)	$(0.86)	$(0.97)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	66,941,964	65,880,914	66,238,484	65,880,914
Other comprehensive loss
Net loss	$(8,378)	$(24,015)	$(57,016)	$(64,158)
Foreign currency translation	(353)	(1,374)	(314)	(1,331)
Total comprehensive loss	$(8,731)	$(25,389)	$(57,330)	$(65,489)

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2024	65,880,914	$66	$406,587	$(9,669)	$(263,822)	$133,162
Equity-based compensation	—	—	4,892	—	—	4,892
Foreign currency translation	—	—	—	(1,331)	—	(1,331)
Net loss	—	—	—	—	(64,158)	(64,158)
Balance, September 30, 2024	65,880,914	$66	$411,479	$(11,000)	$(327,980)	$72,565

Balance, January 1, 2025	65,880,914	$66	$413,113	$(6,851)	$(359,313)	$47,015
Equity-based compensation	—	—	4,652	—	—	4,652
Issuance of common stock in connection with at-the-market program, net of issuance costs of $134	3,810,040	4	6,568	—	—	6,572
Issuance of common stock in connection with exercise of stock options	1,225	—	2			2
Foreign currency translation	—	—	—	(314)	—	(314)
Net loss	—	—	—	—	(57,016)	(57,016)
Balance, September 30, 2025	69,692,179	$70	$424,335	$(7,165)	$(416,329)	$911

See accompanying notes to the unaudited interim consolidated financial statements.

IO BIOTECH, INC.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(57,016)	$(64,158)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	186	189
Equity-based compensation	4,652	4,892
Non-cash interest expense	1,139	—
Amortization of right of use lease asset	505	441
Foreign currency loss (gain)	381	(1,078)
Change in fair value of warrants	(7,259)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,611)	(1,997)
Other non-current assets	(895)	(835)
Accounts payable	927	1,378
Lease liability	(557)	(475)
Accrued expenses and other current liabilities	(1,823)	(1,079)
Net cash used in operating activities	(61,371)	(62,722)
Cash flows from investing activities
Purchase of property and equipment	(58)	(33)
Net cash used in investing activities	(58)	(33)
Cash flows from financing activities
Proceeds from the issuance of debt	26,434	—
Payments of debt issuance costs	(251)	—
Proceeds from issuance of common stock upon exercise of stock options	2	—
Proceeds from issuance of common stock in connection with at-the-market program, net of issuance costs of $134	6,572	—
Net cash provided by financing activities	32,757	—
Net decrease in cash, cash equivalents and restricted cash	(28,672)	(62,755)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(695)	(253)
Cash, cash equivalents and restricted cash, beginning of period	60,299	143,461
Cash, cash equivalents and restricted cash, end of period	$30,932	$80,453
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$30,664	$80,185
Restricted cash	268	268
Total cash, cash equivalents and restricted cash	$30,932	$80,453

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

At-The-Market Equity Program

On February 15, 2023, we filed a new prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) with respect to the offer and sale of shares of our Common Stock, with an aggregate offering price of up to $19.5 million, establishing an at-the-market equity program (“ATM”). We also entered into a common stock sales agreement, dated February 15, 2023 (the “Sales Agreement”) by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75.0 million, through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have issued 3,810,040 shares pursuant to our at-the-market equity program as of September 30, 2025 and the Company has received net proceeds from the program of $6.6 million, after deducting sale commissions.

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

Restructuring and Workforce Reduction

On September 26, 2025, the Company announced a restructuring and workforce reduction plan (the “Plan”) to reduce the Company's operations to preserve financial resources, resulting in a reduction of the Company’s workforce by 34 people, or approximately 50% of the Company's existing headcount. As a result, the Company estimates that it will incur approximately $1.0 - $1.5 million in restructuring charges in connection with the Plan, consisting primarily of cash-based expenses related to employee severance and notice period payments, benefits and related costs of which $0.9 million was recognized in consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025. The Company expects that the execution of the restructuring plan will be substantially complete by the end of the fourth quarter of 2025.

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

Since inception, we have devoted substantially all of our efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital. We have financed our operations primarily through the issuance of convertible preference shares, convertible notes, our IPO, the Private Placement, the EIB Loan Facility, and the ATM.

The Company will require additional capital to develop and obtain regulatory approval for our lead candidate Cylembio®, and to continue to fund future discovery research, preclinical, clinical activities and commercialization of any of our product candidates. If we receive regulatory approval for Cylembio, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, medical affairs, distribution and other related functions, depending on where we choose to commercialize. Additional capital may not, however, be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Even if our product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

As of September 30, 2025, we had an accumulated deficit of $416.3 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $57.0 million and $95.5 million for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. We currently expect that our cash and cash equivalents of $30.7 million as of September 30, 2025 will not be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued.

The Company has been actively seeking, and continues to actively seek, additional capital, including through public or private equity or debt financing, strategic collaborations, strategic collaborations, licensing and other arrangements to fulfill its operating and capital requirements for the next 12 months.

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
•
the scope, progress, results and costs of our clinical trials;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
the costs to scale up and secure manufacturing arrangements for commercial production of Cylembio;
•
the costs of establishing and maintaining commercialization capabilities for Cylembio, and any product candidate that obtains regulatory approval; and
•
the level of sales achieved, and costs related to the commercialization of Cylembio.

Successful completion of such efforts to raise additional capital is dependent on factors outside of the Company’s control and sufficient additional funds may not be available on a timely basis, on favorable terms or at all. As such, management cannot conclude that such plans will be effectively implemented in due time to secure sufficient funds to finance operations at least through one year after the date that the financial statements are issued.

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

Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on acceptable terms, or at all, and we may not be able to enter into collaborations or other arrangements. If additional capital is not available on a timely basis, or at all, the Company will have to significantly delay, scale back or discontinue its research and development programs. If the Company becomes unable to continue as a going concern, it may have to terminate its operations and dispose of its assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will also enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. The guidance is effective in the annual periods beginning after December 15, 2023 and the Company has adopted the standard effective December 31, 2024. Refer to Note 16, "Segments" in this Quarterly Report on Form 10-Q for additional information.

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

3. Fair Value Measurements

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$23,923	$23,923	$—	$—
Total assets measured at fair value	$23,923	$23,923	$—	$—

Non-current liabilities:
Common stock warrants - tranche A	$1,968	$—	$—	$1,968
Common stock warrants - tranche B	1,435			1,435
Total liabilities measured at fair value	$3,403	$—	$—	$3,403

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$46,134	$46,134	$—	$—
Total assets measured at fair value	$46,134	$46,134	$—	$—

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

The following table shows the Black-Scholes option-pricing model inputs used to calculate the fair value of the warrants at issuance date.

	Tranche A	Tranche B
Share price of common stock	$0.92	$1.39
Exercise price	$0.89	$1.32
Expected volatility	83.0%	84.0%
Risk-free interest rate	4.7%	4.8%
Expected term (in years)	20.0	20.0
Expected dividend yield	0%	0%

The following table shows the Black-Scholes option-pricing model inputs used to calculate the fair value of the warrants at September 30, 2025.

	Tranche A	Tranche B
Share price of common stock	$0.36	$0.36
Exercise price	$0.89	$1.32
Expected volatility	94.2%	94.2%
Risk-free interest rate	4.7%	4.7%
Expected term (in years)	19.6	19.8
Expected dividend yield	0%	0%

The following table shows a reconciliation of the beginning and ending balances for Level 3 financial liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2025:

	Three Months Ended
	September 30, 2025
	Tranche A	Tranche B	Total
Level 3 financial liabilities, beginning of period	$7,592	$5,657	$13,249
Issuance of EIB common stock warrants	—	—	—
Change in fair value of EIB common stock warrants	(5,624)	(4,222)	(9,846)
Level 3 financial liabilities, end of period	$1,968	$1,435	$3,403

	Nine Months Ended
	September 30, 2025
	Tranche A	Tranche B	Total
Level 3 financial liabilities, beginning of period	$—	$—	$—
Issuance of EIB common stock warrants	5,005	5,657	10,662
Change in fair value of EIB common stock warrants	(3,037)	(4,222)	(7,259)
Level 3 financial liabilities, end of period	$1,968	$1,435	$3,403

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2025 and the year ended December 31, 2024.

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid income taxes	3,242	1,292
Prepaid contract research and development costs	1,161	1,119
Research and development tax credit receivable	867	573
Insurance	287	768
Value-added tax refund receivable	124	365
Other	486	803
Total prepaid expenses and other current assets	$6,167	$4,920

6. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Laboratory equipment	$928	$839
Office furniture	250	235
Computer hardware	142	141
Less: accumulated depreciation	(776)	(577)
Total property and equipment, net	$544	$638

For each of the three months ended September 30, 2025 and 2024, the Company recognized $0.1 million of depreciation expense in the consolidated statements of operations. For each of the nine months ended September 30, 2025 and 2024, the Company recognized $0.2 million of depreciation expense in the consolidated statements of operations.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued contract research and development costs	$7,278	$9,070
Employee compensation costs	2,986	4,311
Professional fees	1,181	227
Other liabilities	491	500
Total accrued expenses and other current liabilities	$11,936	$14,108

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

Pursuant to the Finance Contract, the Company (through the Borrower) had €10.0 million available to draw in an initial tranche of the term loan facility (“Tranche A”), subject to satisfaction of certain customary conditions and the issuance of warrants pursuant to a Warrant Issuance Agreement (described below). The Company satisfied the specified business conditions of the Tranche A loan to draw up to €10.0 million and the specified business conditions of the loan to draw up to €12.5 million (“Tranche B”), before payment of certain fees and transaction expense. Tranche A and Tranche B were funded on May 6, 2025 and July 4, 2025, respectively.

The Finance Contract provides for one potential additional term loan tranche in principal amount of €15.0 million (“Tranche C” and, together with Tranche A and Tranche B, each a “Tranche”), respectively, which is subject to specified conditions, including, but not limited, the issuance of warrants and achievement of certain clinical trial and other milestones. The Borrower has thirty-six months to satisfy the conditions for Tranche C, which include raising an additional $50.0 million in cash and submission of an application for marketing authorization for IO102-IO103, which in the U.S. is known as Cylembio® (imsapepimut and etimupepimut, adjuvanted), in the U.S. or the EU based on positive data from a Phase 3 trial. The business conditions of the Tranche C loan will not be met given the results of the 013 Phase 3 clinical trial.

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

Under the terms of the Warrant Issuance Agreement, EIB will have a put option (“EIB Put Option”) to sell the Warrants to the Company on or following the maturity date of the applicable Tranche or upon the occurrence of an Event Date (as defined in the Warrant Issuance Agreement), subject to certain limitations in the event that the Company publishes a Material Press Release (as defined in the Warrant Issuance Agreement included within Part IV - Item 15. Exhibits, Financial Statement Schedules of the Annual Report on Form 10-K). The conditions for the EIB to exercise the EIB Put Option have not been met as of September 30, 2025. In connection with an exercise of EIB’s put option, the purchase price for the shares purchasable in connection with the put option would be equal to (x) in the case of a Qualifying Tender Offer (as defined in the Warrant Issuance Agreement), the aggregate price per share of Common Stock being offered minus the aggregate Strike Price (as defined in the Warrant Issuance Agreement) payable to the Company with respect to the Warrants for which the put option is being exercised and (y) in all other cases, an amount equal to the aggregate Fair Market Value (as defined in the Warrant Issuance Agreement) of the Warrant Shares purchasable upon exercise of the put option minus the aggregate Strike Price payable to the Company with respect to the Warrants for which the put option is being exercised. Due to the terms and conditions of the EIB Put Option, we consider the EIB Put Option and the Tranche A Warrants and Tranche B Warrants under each of the Tranches are to be treated as a single compound derivative.

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

The Tranche A and Tranche B Warrants were deemed to be a freestanding financial instruments as they were legally detachable and separately exercisable from the debt obligations. The Company evaluated the terms and conditions of the Warrants and concluded that they met the criteria to be classified as a liability. As such, the Company recorded the Warrants as a non-current liability on the consolidated balance sheet at fair value on the date of funding and as of September 30, 2025. On the date of funding, the Company has recorded a non-current liability related to the loan facilities based on the proceeds received less related debt issuance costs, including the fair value allocation to the respective Warrants. The Company valued the Tranche A Warrants and Tranche B Warrants at $5.0 million and $5.7 million, respectively, upon issuance using the Black-Scholes valuation model.

The Company has $16.7 million of outstanding term loan debt, net within non-current liabilities on the consolidated balance sheet as of September 30, 2025 related to the Tranche A and Tranche B loans. For the three months ended September 30, 2025, the Company has recognized $0.4 million in non-cash interest expense related to the amortization of debt issuance costs and $0.5 million in paid-in-kind interest with an effective interest rate of 14.3% and 13.3% related to the Tranche A and Tranche B loans, respectively. For the nine months ended September 30, 2025, the Company has recognized $0.5 million in non-cash interest expense related to the amortization of debt issuance costs and $0.7 million in paid-in-kind interest related to the Tranche A and Tranche B loans.

Term loan debt, net consisted of the following (in thousands):

	September 30, 2025
	Tranche A	Tranche B	Total
Term loan debt principal	$11,748	$14,686	$26,434
Accrued paid-in-kind interest	379	281	660
Less: Unamortized debt issuance costs	(4,958)	(5,472)	(10,430)
Total term loan debt, net	$7,169	$9,495	$16,664

Future undiscounted minimum principal and interest payments under the EIB loan facility as of September 30, 2025, were as follows (in thousands):

Future Minimum Debt Payments	Amount
Remainder of 2025	$—
2026	—
2027	—
2028	—
2029	—
2030	—
2031	41,947
Total minimum payments	41,947
Less: Unamortized debt issuance costs and paid-in-kind interest	(25,283)
Total term loan debt	$16,664

As of September 30, 2025, the Company had the following Tranche A and Tranche B Warrants issued and outstanding to purchase shares of the Company's common stock.

	Tranche A	Tranche B
Outstanding	5,623,664	4,221,868
Exercise price per warrant	$0.89	$1.32

9. Leases

As of September 30, 2025, the Company is party to five operating leases for laboratory and office space. The Company’s finance leases are immaterial both individually and in the aggregate. In the consolidated balance sheet as of September 30, 2025, the Company has a right-of-use lease asset (“ROU”) balance of $1.3 million and a current and non-current lease liability of $0.8 million and $0.7 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office and laboratory space leased in New York, New York, Rockville, Maryland and Copenhagen, Denmark. Rent expense for the three months ended September 30, 2025 and 2024 was $0.2 million, respectively. Rent expense for the nine months ended September 30, 2025 and 2024 was $0.5 million, respectively.

Qualitative information regarding the Company’s leases as of September 30, 2025 is as follows:

Location	Lease Type	Lease Nature	Lease Commencement	Lease Term Expiration	Annual Base Rent (in Millions)
Copenhagen, Denmark	Operating	Office	March 2021	December 2027	$0.2
Copenhagen, Denmark	Operating	Office	December 2024	December 2027	$0.04
Copenhagen, Denmark	Operating	Lab	January 2023	December 2027	$0.04
New York, New York	Operating	Office	October 2021	January 2027	$0.2
Rockville, Maryland	Operating	Lab	December 2021	May 2027	$0.3

Quantitative information regarding the Company’s leases for the nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Nine Months Ended	Nine Months Ended
Lease Cost	September 30, 2025	September 30, 2024
Operating lease cost	$536	$554
Operating cash flows paid for amounts included in the measurement of lease liabilities	$611	$578
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—
Remaining average lease term (years)	1.8	2.7
Weighted average discount rate	6.4%	6.3%

Future lease payments (undiscounted) under noncancelable leases are as follows as of September 30, 2025 (in thousands):

Future Lease Payments	Amount
Remainder of 2025	$200
2026	818
2027	423
2028	—
2029	—
Thereafter	—
Total	$1,441

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

10. Commitments and Contingencies

Legal Proceedings

From time to time, we may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the nine months ended September 30, 2025 and the year ended December 31, 2024, and, to our knowledge, no material legal proceedings are currently pending or threatened.

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

11. Stockholders' Equity

Common and Preferred Stock

Upon the closing of our IPO in November 2021, we filed an amended and restated certificate of incorporation, which authorized us to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. The shares of preferred stock are currently undesignated. Common stockholders are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. Common stockholders are entitled to receive dividends, if and when declared by the Company's board of directors (“Board”). No dividends have been declared or paid by us through September 30, 2025.

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

The Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance using the Black-Scholes valuation model and allocated proceeds from the sale proportionately to the Common Stock and Warrants, of which $29.6 million was allocated to the Warrants and recorded as a component of additional paid-in-capital. As of September 30, 2025, the Company had 37,065,647 warrants issued and outstanding at an exercise price of $2.47 per share to purchase shares of the Company's common stock.

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

At-The-Market Equity Program

On February 15, 2023, we filed a new prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) with respect to the offer and sale of shares of our Common Stock, with an aggregate offering price of up to $19.5 million, establishing an at-the-market equity program (“ATM”). We also entered into a common stock sales agreement, dated February 15, 2023 (the “Sales Agreement”) by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75.0 million, through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have issued 3,810,040 shares pursuant to our at-the-market equity program as of September 30, 2025 and the Company has received net proceeds from the program of $6.6 million, after deducting sale commissions.

As of September 30, 2025 and December 31, 2024, the Company had 69,692,179 and 65,880,914 common shares outstanding, respectively.

12. Equity-Based Compensation

2021 Equity and Incentive Plan

In November 2021, our Board adopted, and our stockholders approved, the 2021 Equity and Incentive Plan (the “2021 Equity Plan”), which became effective on November 4, 2021. The 2021 Equity Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan is equal to 2,496,934, subject to an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2022 and continuing until, and including, the fiscal year ending December 31, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on the first day of such fiscal year or (ii) such other amount determined by our Board. As of September 30, 2025, we had 606,310 shares available for future grant under the 2021 Equity Plan.

2021 Employee Stock Purchase Plan

In November 2021, our Board adopted and our stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on November 4, 2021. The number of shares of our common stock reserved for issuance under the 2021 ESPP is equal to 257,272, subject to an annual increase, to be added on the first day of each fiscal year, beginning January 1, 2023, equal to the lesser of (1) 1% of the number of shares of common stock outstanding on the first day of such fiscal year; (2) 257,272 shares of our common stock; or (3) such other amount as determined by our Board. As of September 30, 2025, the Board had not yet approved any offerings under the 2021 ESPP.

2023 Inducement Award Plan

In September 2023, our Board adopted the 2023 Inducement Award Plan (the “2023 Inducement Plan”), which became effective on September 28, 2023. The 2023 Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. The number of shares of our common stock reserved for issuance under the 2023 Inducement Plan is equal to 1,976,427. As of September 30, 2025, there were 1,666,427 shares available for future grant under the 2023 Inducement Plan.

The following table summarizes our stock options activity for the nine months ended September 30, 2025:

	Number of stock options	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding, January 1, 2025	8,967,605	$5.18	8.1	$1
Granted	2,709,284	$1.13		$—
Exercised	(1,225)	$1.65
Cancelled or forfeited	(257,336)	$3.18		$—
Outstanding, September 30, 2025	11,418,328	$4.26	7.8	$—
Exercisable, September 30, 2025	6,002,919	$6.69	6.8	$—

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

As of September 30, 2025, there was $5.6 million of unrecognized compensation cost related to unvested stock-based compensation arrangements that is expected to be recognized over a weighted average period of 2.6 years.

The fair values of the stock options granted during nine months ended September 30, 2025 were estimated based on the Black-Scholes model, using the following assumptions:

Nine Months Ended
September 30, 2025
Expected volatility	84.4 - 85.2
Risk-free interest rate	3.9 - 4.2
Expected term (in years)	5.5 - 6.1
Expected dividend yield	0%

Equity-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$599	$634	$1,861	$1,924
General and administrative	877	1,049	2,791	2,968
Total equity-based compensation	$1,476	$1,683	$4,652	$4,892

We did not recognize any tax benefits for stock-based compensation during the three and nine months ended September 30, 2025 and 2024.

13. Restructuring Activities

On September 26, 2025, the Company’s Board of Directors approved the Plan to reduce the Company’s operating costs and better align its workforce with the needs of its business. The Plan eliminated approximately 50% of the Company’s workforce.

Employees affected by the Plan obtained involuntary termination benefits pursuant to a one-time benefit arrangement. For employees who were notified of their termination in September 2025 and have no requirements to provide future service, the Company recognized the liability for the termination benefits in full at fair value for the period ended September 30, 2025. The service periods began in October 2025 and all will end in December 2025. The Company recorded restructuring charges during the three months ended September 30, 2025 of $0.9 million and has included them in the personnel line item within operating expenses in the consolidated statements of operations and comprehensive loss. The Company estimates that it will incur approximately $1.0 - $1.5 million in restructuring charges in connection with the Plan.

14. Income Taxes

We are subject to taxes for earnings generated in multiple jurisdictions, both inside and outside of the United States and our tax expense is primarily affected by unrecognized tax benefits in Denmark due to the full valuation allowance. We recorded a tax (credit) expense for income taxes of $(1.7) million and $0.2 million during the three months ended September 30, 2025 and 2024, respectively. We recorded a (credit) expense for income taxes of ($1.4) million and $1.0 million during the nine months ended September 30, 2025 and 2024, respectively. We continue to maintain a full valuation allowance against all of our deferred tax assets in IO Biotech ApS, IO Bio US, Inc., a wholly-owned subsidiary of IO Biotech ApS that was incorporated in Delaware in May 2021, and IO Biotech, Inc.

Our interim income tax provision has been calculated using the estimated annual effective tax rate applied to year-to-date ordinary income, adjusted for discrete items recognized in the period. The effective tax rate differs from the U.S. statutory rate primarily due to (i) a full valuation allowance maintained against deferred tax assets in all jurisdictions, and (ii) the impact of discrete items, including tax law changes enacted during the period.

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

On July 4, 2025 the One Big Beautiful Bill Act (The Act) was enacted and changed certain sections of U.S. income tax law. Among other things, the Act makes permanent: 1) the option to deduct domestic research and development expenditures immediately in the year incurred, 2) the deduction of the full cost of eligible assets in the year placed in service, and 3) the earnings before interest, taxes, depreciation, and amortization based business interest expense limitation as well as modifications to the international tax framework. The Company recognized an income tax benefit of $1.4 million in connection with the enactment of the Act for the three and nine months ended September 30, 2025 consolidated statements of operations and comprehensive loss.

15. Net Loss Per Share

Basic and diluted net loss per common share is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(8,378)	$(24,015)	$(57,016)	$(64,158)
Net loss attributable to common shareholders	$(8,378)	$(24,015)	$(57,016)	$(64,158)
Net loss per common share, basic and diluted	$(0.13)	$(0.36)	$(0.86)	$(0.97)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	66,941,964	65,880,914	66,238,484	65,880,914

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options to purchase common stock	11,418,328	9,030,882	11,418,328	9,030,882
Warrants issued in Private Placement	37,065,647	37,065,647	37,065,647	37,065,647
Common stock warrants issued to the EIB	9,845,532	—	9,845,532	—

16. Segments

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

In addition, research and development and general and administrative expenses are significant segment expenses regularly provided to the CEO with the following categories (in thousands):

Research and Development

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Clinical trial-related activities	$4,852	$11,453	$18,933	$25,238
Personnel	5,090	4,996	17,804	14,913
Chemistry, manufacturing and control	2,602	2,651	7,378	7,812
Preclinical studies and activities	428	363	1,456	995
Other costs	770	715	1,198	1,379
Total research and development expenses	$13,742	$20,178	$46,769	$50,337

General and Administrative

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Personnel	$2,238	$2,856	$8,090	$8,549
Professional services	1,814	1,316	4,938	3,364
Other costs	1,561	2,154	5,312	5,984
Total general and administrative expenses	$5,613	$6,326	$18,340	$17,897

17. Subsequent Events

We have evaluated subsequent events through the date on which the consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025 and Part II, Item 1A. "Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2025 filed with the SEC on May 14, 2025 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the six months ended June 30, 2025 filed with the SEC on August 14, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in our Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

Recent Developments

On August 11, 2025, the Company issued a press release announcing topline results from our Phase 3 trial of Cylembio plus KEYTRUDA® (pembrolizumab) for the treatment of first-line advanced melanoma. In the trial, Cylembio plus pembrolizumab demonstrated clinical improvement in PFS compared to pembrolizumab alone, but statistical significance was narrowly missed on the primary endpoint. The randomized, open-label study enrolled 407 patients across more than 100 sites worldwide. Patients received either Cylembio in combination with pembrolizumab (n=203) or pembrolizumab alone (n=204). The primary endpoint was PFS as assessed by a blinded independent review committee per RECIST v1.1. The early and sustained separation of PFS curves demonstrated an improvement with a hazard ratio of 0.77 [95% CI: 0.58-1.00; p=0.056; threshold for significance p≤0.045]. Based on an intent-to-treat analysis, patients in the study treated with Cylembio in combination with pembrolizumab achieved 19.4 months of median progression free survival compared to 11.0 months in patients treated with pembrolizumab alone. Although overall survival is not yet mature, a trend favoring the combination arm was observed [HR 0.79 (95% CI: 0.57-1.10)]; the Company projects OS results to be available in 2026.

The Company is supporting an investigator-initiated study (“IIT”) (NCT05912244) evaluating the combination of Cylembio plus nivolumab-relatlimab for the first-line treatment of patients with unresectable advanced melanoma at three study sites in the United States. The IIT has completed enrollment with 43 patients. Preliminary analysis of data as of September 2025 for 32 patients, with median follow up not yet mature, showed an early trend suggestive of improved clinical activity for patients treated with the combination of Cylembio plus nivolumab-relatlimab as compared to historic data for patients treated with nivolumab-relatlimab alone. Importantly, no additional systemic toxicity was observed in the IIT in patients treated with the combination of Cylembio plus nivolumab-relatlimab. No head-to-head trials of Cylembio plus nivolumab-relatlimab versus nivolumab-relatlimab have been conducted and cross clinical trial comparisons should be interpreted with caution.

On September 29, 2025, the Company issued a press release announcing that the FDA has recommended that the Company not submit a Biologics License Application (“BLA”) based on the data from the IOB-013 clinical trial. The Company has scheduled a meeting with the FDA in December 2025, to align on the design of a potential new registrational study for Cylembio® in patients with advanced melanoma and plans to discuss the data from our IOB-013 study with European regulators and determine a path to submission in the EU.

As part of the September press release, we also announced that the Company is implementing the Plan to conserve capital while it pursues a pathway to regulatory approval for Cylembio and works to complete ongoing studies. The Company is restructuring to reduce the Company’s ongoing expense structure and incurred a non-recurring charge of $0.9 million in the third quarter of 2025 related to the restructuring, which includes an approximate 50% percent reduction in full-time employees.

T-win® Platform

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

* In combination with pembrolizumab

NSCLC = non-small cell lung cancer, SCCHN = squamous cell carcinoma of the head and neck

Phase 3 IOB-013/KN-D18 Trial

We enrolled the first patient in a Phase 3 trial for IO102-IO103 in combination with pembrolizumab as first-line treatment in advanced melanoma, the IOB-013/KN-D18 trial, in May of 2022. In June 2023, we announced that we amended the protocol and increased the target number of patients to be enrolled in the Phase 3 trial from an original 300 patients to a revised 380 patients to potentially accelerate the timeline to reach the analysis of the primary endpoint of PFS. In November 2023, we fully enrolled the Phase

3 trial (380 patients) ahead of schedule with nearly half the patients enrolled during the final six months of enrollment. We included all patients who met the study criteria and who were in screening when the target enrollment was achieved, resulting in a total of 407 patients being enrolled in our IOB-013/KN-D18 trial.

The randomized, open-label study enrolled 407 patients across more than 100 sites worldwide. Patients received either Cylembio in combination with pembrolizumab (n=203) or pembrolizumab alone (n=204). The primary endpoint was PFS as assessed by a blinded independent review committee per RECIST v1.1. The early and sustained separation of PFS curves demonstrated an improvement with a hazard ratio of 0.77 [95% CI: 0.58-1.00; p=0.056; threshold for significance p≤0.045]. Based on an intent-to-treat analysis, patients in the study treated with Cylembio in combination with pembrolizumab achieved 19.4 months of median progression free survival compared to 11.0 months in patients treated with pembrolizumab alone. Although overall survival is not yet mature, a trend favoring the combination arm was observed [HR 0.79 (95% CI: 0.57-1.10)]; the Company projects OS results to be available in 2026.

Improvement in PFS was achieved across virtually all subgroups, regardless of PD-L1 status, including those with poor prognostic factors, with a profound effect in PD-L1 negative patients treated with Cylembio plus pembrolizumab compared to patients treated with pembrolizumab monotherapy; HR 0.54; 95% CI, 0.35-0.85), BRAFV600 mutated tumors (HR 0.60; 95% CI, 0.40-0.90), and elevated LDH (HR 0.60; 95% CI, 0.39-0.92).

The combination was well tolerated, with no increase in immune-mediated adverse events (34.0% vs 38.4%) or grade ≥3 treatment-related events (14.5% vs 15.6%) compared to pembrolizumab alone. Injection site reactions, were reported in 56% of patients receiving Cylembio plus pembrolizumab, they were transient and resolved on treatment without the need for active intervention. To ensure the safety of patients in the IOB-013/KN-D18 trial, safety reviews continue to be conducted by the independent data monitoring committee (“IDMC”). As of September 30, 2025, the fifth and final IDMC safety review has been completed for an assessment of patient safety across both treatment arms in the trial. The recommendation after the IDMC reviews was that the trial continue without modifications.

On September 29, 2025, the Company issued a press release that the FDA has recommended that the Company not submit a BLA based on the data from the IOB-013 clinical trial. The Company plans to continue the dialogue with FDA to align on the design of a potential new registrational study for Cylembio®. The Company also plans to discuss the data from the IOB-013 clinical trial with European regulators.

On October 20, 2025, the Company presented detailed results from the Phase 3 IOB-013 clinical trial at the European Society for Medical Oncology (“ESMO”) conference held in Berlin. The data, presented as a proffered paper at the Melanoma and other skin tumors session expanded upon topline results reported in August 2025.

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

As presented at the ESMO conference held in Barcelona in September 2024, results from the IOB-022/KN-D38 Phase 1/2 study of IO102-IO103 in combination with pembrolizumab in recurrent and/or metastatic SCCHN met its primary end point of ORR. Of the 21 patients enrolled in cohort B, 18 were efficacy evaluable and met the primary endpoint for this cohort with a confirmed ORR of 44.4%. Among the secondary endpoints, the data showed an encouraging 6.6-month median PFS, and a 66.7% disease control rate (“DCR”).

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

The Company presented final data from the Phase 2 basket trial (IOB-022/KN-D38), evaluating Cylembio in combination with pembrolizumab as first-line treatment for patients with NSCLC (PD-L1 TPS ≥50%) or SCCHN (PD-L1 CPS ≥20) at the October 2025

ESMO conference. Among 49 efficacy-evaluable patients (31 with NSCLC and 18 with SCCHN), mPFS was 8.1 months at 21.4 months of follow-up in NSCLC and 7.0 months at 18 months of follow-up in SCCHN, with durable responses and encouraging 18-month OS rates. The combination’s safety profile remained consistent with anti–PD-1 monotherapy, with no new safety signals. The poster can be found on the “Posters & Publications” page of the Company's website.

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

In the neoadjuvant period, treatment is every three weeks (Q3W) for three cycles (melanoma) or two to three cycles (SCCHN). Patients entering the study will be scheduled for surgery and begin neoadjuvant treatment 4-9 weeks prior to surgery. Surgery will then be followed by adjuvant treatment with the same regimen for 15 cycles. Cohort C patients with poor pathological response to pembrolizumab alone in the neo-adjuvant phase (>10% residual viable tumor) may cross over to combination treatment post-surgery. The primary endpoint is major pathological response at surgery (≤10% residual viable tumor; central assessment). Safety, event-free survival (“EFS”) and disease-free survival (“DFS”) are secondary endpoints. For translational research purposes, paired pre- and post-treatment tumor tissue and blood samples will be collected. As of January 2025, the study has completed enrollment for all cohorts ahead of schedule. We expect data to be presented at medical meetings in 2026.

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

As presented at SITC in November 2025, preclinical data for IO Biotech’s second T-win® vaccine candidate, IND-ready IO112 targeting Arginase 1, demonstrates anti-tumor activity with dynamic changes in the TME driven by the vaccine-targeted modulation of immunosuppressive myeloid cells, including tumor-associated macrophages (“TAMs”). The Company anticipates filing an IND for IO112 in 2026.

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

We believe that targeting TGFβ expressing cells in the TME via a vaccine approach presents a novel and attractive way to modulate the pathway and drive therapeutic benefit in the cancer setting. We are developing and characterizing TGFβ-selective peptide vaccines capable of inducing strong immune responses. Preclinical data thus far demonstrate that treatment with TGFβ vaccines leads to both activation of T cells and reduction of tumor growth, associated with proinflammatory signatures in the TME. We are currently conducting further experimental work to elucidate the cellular and molecular mechanisms of a TGFβ vaccine to support further development of a TGFβ vaccine (IO170) to modulate the TME for therapeutic benefit in a wide range of cancer indications. We plan to continue IND-enabling studies for IO170 in 2026.

On April 28, 2025, a poster presentation of new nonclinical data on IO170 was delivered at the American Association for Cancer Research (“AACR”) Annual Meeting in Chicago, Illinois. Murine surrogate IO170 (“mIO170”) demonstrated significant tumor growth inhibition in preclinical breast and prostate cancer models. The IO170 treatment led to infiltration of vaccine-specific T cells with increased density of CD8+ T-cells in the tumor and reshaped the tumor microenvironment to favor immune activation. Spatial analysis in prostate tumors showed reduction in immune suppressive myeloid cell populations and increased cytotoxic T cells-tumor cell interaction.

In addition, we have presented new IO170 preclinical data at SITC in November 2025 that vaccination with IO170 demonstrated significant tumor growth inhibition and reduction of lung metastasis in a prostate cancer model.

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

We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying and developing product candidates. We have not tracked our research and development expenses on a program-by-program basis, as our lead product candidate, Cylembio®, is used in each of our ongoing clinical trials across all target oncology indications that we are researching. Substantially all of our direct research and development expenses in the years ended December 31, 2024 and 2023 and in the nine months ended September 30, 2025 were on Cylembio and consisted primarily of external costs, such as consultants, third-party contract organizations that conduct research and development activities on our behalf, costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers, and laboratory and vendor expenses related to the execution of our ongoing and planned preclinical studies and clinical trials.

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
•
acceptance for filing and approval by the FDA, regulatory authorities in Europe, or other regulatory agencies of applications for marketing authorization, clinical trial applications and/or other regulatory filings for Cylembio®, our other current product candidates and any future product candidates;
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

Research and development activities account for a significant portion of our operating expenses. We expect to incur significant development expenses for the foreseeable future as we continue to implement our business strategy, which is primarily focused on advancing Cylembio through clinical development, regulatory review and potential approval. In addition, product candidates in later stages of clinical development generally incur higher development and regulatory costs than those in earlier stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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
•
Interest income: For the three and nine months ended September 30, 2025 and 2024, we recognized interest income on account balances invested in money market funds and on account balances with banks.
•
Interest expense: For the three and nine months ended September 30, 2025, we recognized interest expense on outstanding debt to the European Investment Bank.
•
Change in fair value of warrants: We issued warrants to the European Investment Bank in accordance with the warrant issuance agreement that are classified as liabilities on our consolidated balance sheet. The changes in fair value of the warrants at each balance sheet date are recognized in the consolidated statement of income until the warrants are exercised.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following sets forth our results of operations:

	For the Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$13,742	$20,178	$(6,436)	(31.9)%
General and administrative	5,613	6,326	(713)	(11.3)%
Total operating expenses	19,355	26,504	(7,149)	(27.0)%
Loss from operations	(19,355)	(26,504)	7,149	(27.0)%
Other (expense) income	9,313	2,698	6,615	245.2%
Loss before income tax expense (credit)	(10,042)	(23,806)	13,764	(57.8)%
Income tax (credit) expense	(1,664)	209	(1,873)	(896.2)%
Net loss	$(8,378)	$(24,015)	$15,637	(65.1)%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Clinical trial-related activities	$4,852	$11,453	$(6,601)	(57.6)%
Personnel	5,090	4,996	94	1.9%
Chemistry, manufacturing and control	2,602	2,651	(49)	(1.8)%
Preclinical studies and activities	428	363	65	17.9%
Other costs	770	715	55	7.7%
Total research and development expenses	$13,742	$20,178	$(6,436)	(31.9)%

Research and development expenses were $13.7 million for the three months ended September 30, 2025, compared to $20.2 million for the three months ended September 30, 2024. The decrease of $6.4 million was primarily related to a decrease in clinical trial-related activities of $6.6 million for Cylembio®, our therapeutic cancer vaccine candidate, in the execution of our Phase 3 clinical trial.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Personnel	$2,238	$2,856	$(618)	(21.6)%
Professional services	1,814	1,316	498	37.8%
Other costs	1,561	2,154	(593)	(27.5)%
Total general and administrative expenses	$5,613	$6,326	$(713)	(11.3)%

General and administrative expenses were $5.6 million for the three months ended September 30, 2025, compared to $6.3 million for the three months ended September 30, 2024. The decrease of $0.7 million was related to a decrease of $0.6 million in personnel expense due to a decrease in employee related compensation costs and a decrease of $0.6 million in other costs due to a decrease in insurance premiums and market research spend that was offset by an increase in professional services of $0.5 million primarily related to an increase in legal expenses.

Other Income (Expense), Net

Other income (expense), net was comprised of:

	For the Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Currency exchange gain (loss), net	$98	$1,630	$(1,532)	(94.0)%
Interest income	255	1,068	(813)	(76.1)%
Interest expense	(886)	—	(886)	(100.0)%
Change in fair value of warrants	9,846	—	9,846	100.0%
Other income (expense), net	$9,313	$2,698	$6,615	245.2%

Other income (expense), net was $9.3 million for the three months ended September 30, 2025, compared to $2.7 million for the three months ended September 30, 2024. The increase of $6.6 million was primarily due to an increase of $9.8 million related to the change in fair value of the warrants issued to the EIB that was offset by $0.9 million in interest expense recognized due to our EIB debt, a decrease of $0.8 million in interest income recognized on our money market fund and a decrease of $1.5 million in foreign currency impacts.

Comparison of the nine months ended September 30, 2025 and 2024

The following sets forth our results of operations:

	For the Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Operating expenses
Research and development	$46,769	$50,337	$(3,568)	(7.1)%
General and administrative	18,340	17,897	443	2.5%
Total operating expenses	65,109	68,234	(3,125)	(4.6)%
Loss from operations	(65,109)	(68,234)	3,125	(4.6)%
Other (expense) income	6,693	5,074	1,619	31.9%
Loss before income tax expense	(58,416)	(63,160)	4,744	(7.5)%
Income tax expense	(1,400)	998	(2,398)	(240.3)%
Net loss	$(57,016)	$(64,158)	$7,142	(11.1)%

Research and Development Expenses

Research and development expenses were comprised of:

	For the Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Clinical trial-related activities	$18,933	$25,238	$(6,305)	(25.0)%
Personnel	17,804	14,913	2,891	19.4%
Chemistry, manufacturing and control	7,378	7,812	(434)	(5.6)%
Preclinical studies and activities	1,456	995	461	46.3%
Other costs	1,198	1,379	(181)	(13.1)%
Total research and development expenses	$46,769	$50,337	$(3,568)	(7.1)%

Research and development expenses were $46.8 million for the nine months ended September 30, 2025, compared to $50.3 million for the nine months ended September 30, 2024. The decrease of $3.6 million was primarily related to a decrease in clinical trial-related activities of $6.3 million for Cylembio®, our therapeutic cancer vaccine candidate, in the execution of our Phase 3 clinical trial that was offset by an increase of $2.9 million in personnel expense due to an increase in headcount and contractor related costs of $2.2 million.

General and Administrative Expenses

General and administrative expenses were comprised of:

	For the Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Personnel	$8,090	$8,549	$(459)	(5.4)%
Professional services	4,938	3,364	1,574	46.8%
Other costs	5,312	5,984	(672)	(11.2)%
Total general and administrative expenses	$18,340	$17,897	$443	2.5%

General and administrative expenses were $18.3 million for the nine months ended September 30, 2025, compared to $17.9 million for the nine months ended September 30, 2024. The increase of $0.4 million was primarily related to an increase in professional services of $1.6 million primarily related to an increase in legal expenses that were offset by a decrease of $0.5 million in compensation related costs for personnel and a decrease of $0.7 million in other costs due to a decrease in insurance premiums and new hire recruiting costs.

Other (Expense) Income, Net

Other income (expense), net was comprised of:

	For the Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(in thousands)
Currency exchange (loss) gain, net	$(381)	$1,078	$(1,459)	(135.3)%
Interest income	954	3,996	(3,042)	(76.1)%
Interest expense	(1,139)	—	(1,139)	(100.0)%
Change in fair value of warrants	7,259	—	7,259	100.0%
Other income (expense), net	$6,693	$5,074	$1,619	31.9%

Other income (expense), net was $6.7 million for the nine months ended September 30, 2025, compared to $5.1 million for the nine months ended September 30, 2024. The increase of $1.6 million was primarily due an increase of $7.3 million related to the change in fair value of the warrants issued to the EIB that was offset by a decrease in interest income of $3.0 million recognized on our money market fund, $1.5 million in foreign currency impacts and $1.1 million in interest expense recognized due to our EIB debt.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds of $394.0 million from the issuance of convertible preference shares, convertible notes, ordinary shares, our IPO, our Private Placement, the EIB Loan Facility and the ATM. On May 6, 2025, we drew down on the EIB Tranche A loan facility to obtain €10.0 million and on July 4, 2025, we drew down on the EIB Tranche B loan facility to obtain €12.5 million, each amount before payment of certain fees and transaction related expense.

In December 2024, IO Biotech ApS, our wholly-owned subsidiary, entered into the Finance Contract (the “Finance Contract”) with the EIB establishing the EIB Loan Facility, which consists of three committed tranches of potential financing in an aggregate principal amount of up to €37.5 million, subject to certain conditions precedent (the “EIB Loan Facility”). Concurrently with the execution of the Finance Contract, IO Biotech ApS entered into a non-binding side letter, pursuant to which EIB may, in its discretion and subject to approvals by its investment committee, make available to the Company an additional €20.0 million in funding related to the Company’s ongoing clinical trials. We do not expect to have €15.0 million in additional committed funds available related to the EIB Tranche C loan facility based upon certain agreed upon conditions of the agreement. The EIB may elect to provide €20.0 million in uncommitted funds in its sole discretion.

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

In addition, on February 15, 2023, we filed a new prospectus supplement with the SEC with respect to the offer and sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $19.5 million, establishing an at-the-market equity program. On February 15, 2023, we also entered into a Sales Agreement by and between the Company and Cowen and Company, LLC for shares with an aggregate offering price of up to $75.0 million through which we may, from time to time, sell shares through Cowen and Company, LLC, acting as agent and/or principal. Any shares offered and sold through the at-the-market equity program will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269569), which was declared effective on February 10, 2023, the prospectus supplement related to the offering that forms a part of the registration statement, and any applicable prospectus supplements that may form a part of the registration statement in the future. The aggregate market value of shares eligible for sale under the prospectus supplement and under the Sales Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. We have issued 3,810,040 shares pursuant to our at-the-market equity program as of September 30, 2025 and the Company has received net proceeds from the program of $6.6 million, after deducting sale commissions.

We currently expect that our cash and cash equivalents of $30.7 million as of September 30, 2025 will be sufficient to continue funding our development activities through the first quarter of 2026. However, additional funding will be necessary to fund our future clinical and preclinical activities. If additional capital is not available on a timely basis, or at all, the Company will have to significantly delay, scale back or discontinue its research and development programs. If the Company becomes unable to continue as a going concern, it may have to terminate its operations and dispose of its assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(61,371)	$(62,722)
Net cash used in investing activities	(58)	(33)
Net cash provided by financing activities	32,757	—
Net decrease in cash and cash equivalents	$(28,672)	$(62,755)

Net Cash Used in Operating Activities

Cash used in operating activities of $61.4 million for the nine months ended September 30, 2025 was primarily attributable to our net loss of $57.0 million, a net decrease of $4.0 million in our working capital accounts and a decrease in non-cash items of $0.4 million primarily due the change in fair value of warrants issued to the EIB that was offset by equity-based compensation.

Cash used in operating activities of $62.7 million for the nine months ended September 30, 2024 was primarily attributable to our net loss of $64.2 million and a net decrease of $3.0 million in our working capital accounts, partially offset by an increase in non-cash items of $4.4 million primarily due to equity-based compensation.

Net Cash Used in Investing Activities

Cash used in investing activities of $0.1 million and $0.03 million for the nine months ended September 30, 2025 and 2024, respectively, was related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $32.8 million for the nine months ended September 30, 2025 was related to the net proceeds obtained from the EIB Tranche A and Tranche B loan facility funding as well as net proceeds related to issuance of common shares under our ATM facility. We had no cash provided by financing activities for the nine months ended September 30, 2024.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $30.7 million as of September 30, 2025 will be sufficient to continue funding our development activities through the first quarter of 2026. To finance our operations beyond that point we will need to raise additional capital, which, though we were successful in raising additional capital through the Private Placement, and the EIB Loan Facility, cannot be assured and which we may not be able to pursue successfully again. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development and potential regulatory approval and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, potentially including collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs.

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
•
the enrollment and completion of our Phase 3 clinical trial for Cylembio, Phase 2 basket trials, and any clinical trials for our existing or future product candidates;
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

Contractual Obligations and Commitments

In March 2021, we entered into a lease for our office space in Copenhagen, Denmark that was amended in September 2022 and is set to expire in December 2027. The lease for our office space in Copenhagen, Denmark is terminable upon six months’ notice. In January 2023, we entered into a lease for laboratory space in Copenhagen, Denmark that expires in December 2027. In December 2024, we entered into a lease for additional office space in Copenhagen, Denmark that expires in December 2027. In August 2021, we entered into a lease for laboratory facilities and office space in Rockville, Maryland that expires in May 2027. In October 2021, we entered into a lease for office space in New York, New York that expires in January 2027. In June 2023, we entered into a lease for office space in Newport, United Kingdom that expired in May 2025.

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

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations in conducting research and development activities. We evaluate the probability associated with each source and use of cash resources in making our going concern determination. The research and development of pharmaceutical products is inherently subject to uncertainty. We currently expect that our cash and cash equivalents of $30.7 million as of September 30, 2025 will not be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued.

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

Equity-based Compensation

We issued stock-based compensation awards through the granting of warrants and stock options, which generally vest over a four-year period. We issued 2,709,284 stock options with a weighted average exercise price of $1.13 under our 2021 Equity Plan during the nine months ended September 30, 2025. We did not issue stock options from the 2023 Inducement Award Plan during the nine months ended September 30, 2025. We also issued 3,087,382 and 310,000 stock options with a weighted average exercise price of $1.60 and $1.58 to certain employees, board members and advisors from the 2021 Equity Incentive Plan and 2023 Inducement Award Plan, respectively, during the year ended December 31, 2024.

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

We elected to claim a research and development tax credit on the federal income tax return filed for the years ended December 31, 2023 and December 31, 2024 and plan to continue to make this election on the federal income tax return filed for the year ended December 31, 2025 based on law currently enacted. The Company included $0.3 million and $0.7 million in research and development tax credits in the U.S. provision for income taxes for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. Additionally, as a result of the One Big Beautiful Bill Act enacted during the current year, we reported a $1.4 million tax benefit as a result of changes to the deductibility of research and development expenditures and related tax credits. We will continue to monitor impacts of further proposed or enacted law changes on the cost to benefit of making this election.

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

Recently Adopted Significant Accounting Policies

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the nine months ended September 30, 2025 and 2024 appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting standards.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness identified in our internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2024, our disclosure controls and procedures were not effective as of September 30, 2025. In connection with our preparation and the audit of our financial statements as of and for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting related to the accounting for CRO related accruals and prepayments. Specifically, our controls were not effectively designed or operating to ensure that the accounting framework and processes used to support CRO-related accounting entries appropriately reflected the status and progress of ongoing clinical trials.

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
•
We have substantial doubt about our ability to continue as a going concern and the Company has been actively seeking, and continues to actively seek, additional capital to fulfill its operating and capital requirements. If additional capital is not available on a timely basis, or at all, the Company will have to significantly delay, scale back or discontinue its research and development programs. If the Company becomes unable to continue as a going concern, it may have to terminate its operations and dispose of its assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing and optimizing our technology platform, identifying potential product candidates, undertaking research, preclinical studies and clinical trials for our product candidates, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations. IO102-IO103, which in the U.S. is known as Cylembio® (imsapepimut and etimupepimut, adjuvanted), is in clinical development and IO112 and IO170 are in preclinical development, and none of our product candidates have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. Our net loss was $57.0 million for the nine months ended September 30, 2025, and $95.5 million and $86.1 million for the years ended December 31, 2024 and December 2023, respectively. We expect that it will be at least some time, if ever, before we have a product candidate ready for regulatory approval and commercialization. If Cylembio is not approved by the FDA or is not commercialized by 2026, we expect to incur increasing levels of operating losses. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

We have substantial doubt about our ability to continue as a going concern and the Company has been actively seeking, and continues to actively seek, additional capital to fulfill its operating and capital requirements. If additional capital is not available on a timely basis, or at all, the Company will have to significantly delay, scale back or discontinue its research and development programs. If the Company becomes unable to continue as a going concern, it may have to terminate its operations and dispose of its assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock.

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

Since inception, we have devoted substantially all of our efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital. We have financed our operations primarily through the issuance of convertible preference shares, convertible notes, our IPO, the Private Placement, the EIB Loan Facility, and the ATM.

The Company will require additional capital to develop and obtain regulatory approval for our lead candidate Cylembio®, and to continue to fund future discovery research, preclinical, clinical activities and commercialization of any of our product candidates. If we receive regulatory approval for Cylembio, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, medical affairs, distribution and other related functions, depending on where we choose to commercialize. Additional capital may not, however, be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Even if our product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

We currently expect that our cash and cash equivalents of $30.7 million as of September 30, 2025, will not be sufficient to fund our operating expenses and capital requirements for at least 12 months from the date the financial statements are issued.

The Company has been actively seeking, and continues to actively seek, additional capital, including through public or private equity or debt financing, strategic collaborations, strategic collaborations, licensing and other arrangements to fulfill its operating and capital requirements for the next 12 months.

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

Our future capital requirements will depend on many factors, including:

•
the initiation, design, progress, timing, costs and results of drug discovery, preclinical studies and clinical trials of our product candidates, and in particular the clinical trials for Cylembio;
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

Successful completion of such efforts to raise additional capital is dependent on factors outside of the Company’s control and sufficient additional funds may not be available on a timely basis, on favorable terms or at all. As such, management cannot conclude that such plans will be effectively implemented in due time to secure sufficient funds to finance operations at least through one year after the date that the financial statements are issued.

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

Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on acceptable terms, or at all, and we may not be able to enter into collaborations or other arrangements. If additional capital is not available on a timely basis, or at all, the Company will have to significantly delay, scale back or discontinue its research and development programs. If the Company becomes unable to continue as a going concern, it may have to terminate its operations and dispose of its assets and might realize significantly less than the values at which they are carried on its consolidated financial statements. These actions may cause the Company’s stockholders to lose all or part of their investment in the Company’s common stock. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

Our success largely depends on our lead dual peptide Cylembio, and there is no assurance that we will obtain the requisite regulatory approvals for the commercial sale of Cylembio in the United States or elsewhere. On August 11, 2025, we announced topline results from our Phase 3 trial of Cylembio in combination with pembrolizumab as a first-line treatment for patients with unresectable or metastatic (advanced) melanoma. In the study, Cylembio plus pembrolizumab demonstrated clinical improvement in PFS compared to pembrolizumab alone, but statistical significance was narrowly missed on the primary endpoint. On September 29, 2025, the Company issued a press release that the FDA has recommended that the Company not submit a BLA based on the data from the IOB-013 clinical trial. The Company plans to continue the dialogue with FDA to align on the design of a potential new registrational study for Cylembio. Because additional data from another clinical trial will be required to support approval, our expected timeline to regulatory approval in the United States has been, and our expected timeline to regulatory approval in other jurisdictions may be, extended. We may also choose not to submit applications for regulatory approval, and any application we do submit may not be approved. If we conduct additional trials, their outcome is uncertain. These and other potential developments, including the results of any future trials, could materially and adversely affect the likelihood, timing, and cost of obtaining approval for Cylembio and, as a result, could have a substantial negative impact on our business, financial condition, results of operations, and competitive position.

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

On September 29, 2025, the Company issued a press release announcing that the FDA has recommended that the Company not submit a BLA based on the data from the IOB-013 clinical trial. The Company has scheduled a meeting with the FDA in December 2025, to align on the design of a potential new registrational study for Cylembio in patients with advanced melanoma and plans to discuss the data from our IOB-013 study with European regulators and determine a path to submission in the EU. There can be no assurance, however, that the FDA will agree with our proposed trial design, that we will be able to initiate a new study on a timely basis, or that any such study will be successful. There can also be no assurance that EU regulators will view the data from the IOB-013 clinical trial as sufficient to support a marketing authorization application, or that they will agree to any development or regulatory path forward.

There can be no assurance that data from any of our clinical trials will satisfy the FDA, European Commission (based on recommendation from the EMA), or comparable foreign regulatory authorities, that our product candidates, including Cylembio, are safe and effective for their intended uses.

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

Our current clinical trials include sites outside of the United States, and we may conduct additional trials in the future outside of the United States, Europe and the United Kingdom. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA may be subject to certain conditions, and such data may not be accepted at all. Similarly, the European Commission (based on recommendation from the EMA), and other equivalent foreign regulatory authorities may not accept data from trials conducted outside their jurisdiction. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice; (2) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (“GCP”) regulations; and (3) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the product candidate in the United States. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements for clinical trials. In addition, such trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. If the FDA, European Commission (based on recommendation from the EMA), or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Our T-win® platform targets both immune suppressive host and tumor cells in the TME initiating a dynamic process of activating the host immune system, which response can be further exploited by concurrent or subsequent therapies as checkpoint inhibitors such as the dominant PD-1 monoclonal antibodies, pembrolizumab and nivolumab. Accordingly, it is expected that our product candidates, if approved, would be used in combination with third-party drugs or biologics. For example, IO102-IO103 in combination with an anti-PD-1 monoclonal antibody was investigated in a Phase 1/2 trial in 30 metastatic melanoma patients at Herlev University Hospital of Copenhagen, and we conducted a Phase 3 clinical trial, the IOB-013/KN-D18 trial, combining Cylembio® with pembrolizumab in first line advanced melanoma patients. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with pembrolizumab, nivolumab, or any other checkpoint inhibitor immunotherapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

We may need to expand our clinical development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As our development progresses, we may need to significantly increase the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs, and manufacturing. To manage such future growth, we would need to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

If any of our product candidates receives marketing approval and we commercialized them, we will need to grow the size of our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

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

As we have been advancing Cylembio through clinical trials, we have been expanding our development, regulatory, manufacturing, and commercialization capabilities and may need to further contract with third parties to provide these capabilities. If our operations expand, we likely will need to manage additional relationships with such third parties.

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

We have material gross deferred tax assets relating to IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively. Our anticipated activities are also expected to result in future significant net operating losses in Denmark resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The Company has provided a full valuation allowance on our net deferred tax assets in IO Biotech ApS, IO Bio US, Inc. and IO Biotech, Inc., respectively, as of September 30, 2025. Based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Denmark and the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of September 30, 2025 we had 71,948,842 shares of common stock outstanding. Substantially all of our outstanding shares of common stock are currently able to be sold freely in the public market, subject to certain restrictions that may apply to shares of our common stock held by our affiliates, by certain participants in our August 2023 private placement, and underlying certain warrants issuable in connection with the EIB Loan Facility. The market price of our common stock could decline as a result of the exercise of any such warrants, the sale of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

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

Pursuant to Company's 2021 Equity and Incentive Plan (the “2021 Equity Plan”), we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In addition, pursuant to Company's 2023 Inducement Award Plan (the “2023 Inducement Plan”), we are authorized to grant stock options and other equity-based awards to employees as an inducement for them to join us. Equity-based awards granted under the 2021 Equity Plan and the 2023 Inducement Plan would cause dilution to our stockholders. The number of shares of our common stock reserved for issuance under the 2021 Equity Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, by an amount equal to the lesser of (1) 4% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase; or (2) a lesser number of shares determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year or increases the available pool under the 2023 Inducement Plan, our stockholders may experience additional dilution, which could cause our stock price to fall. Subject to further increases by our Board, the maximum number of shares reserved for issuance under the 2023 Inducement Plan is 1,976,427 shares.

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

IO Biotech, Inc.

Date: November 14, 2025	By:	/s/ Mai-Britt Zocca
Mai-Britt Zocca, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Amy Sullivan
Amy Sullivan
Chief Financial Officer
(Principal Financial Officer)